Form 10-Q
period 2021-09-30
Cadre Holdings, Inc.
filed 2021-12-02
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-40698

CADRE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3873146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13386 International Pkwy Jacksonville, Florida	32218
(Address of principal executive offices)	(Zip code)

(904) 741-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CDRE	New York Stock Exchange

As of November 29, 2021, there were 34,383,350 shares of common stock, par value $0.0001, outstanding.

INDEX

CADRE HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	the effect of the COVID-19 pandemic on the Company’s business;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend; and
●	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$15,275	$2,873
Accounts receivable, net of allowance for doubtful accounts of $624 and $1,113, respectively	42,230	43,646
Inventories	71,067	60,923
Prepaid expenses	9,212	6,665
Other current assets	5,859	3,362

Total current assets	143,643	117,469

Property and equipment, net of accumulated depreciation and amortization of $37,510 and $33,643, respectively	33,780	35,437
Deferred tax assets, net	11,696	12,900
Intangible assets, net	44,459	51,009
Goodwill	66,227	66,314
Other assets	2,219	150

Total assets	$302,024	$283,279

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$21,890	$21,978
Accrued liabilities	40,238	36,004
Income tax payable	2,505	1,005
Current portion of long-term debt	12,904	3,496

Total current liabilities	77,537	62,483

Long-term debt	212,946	209,310
Deferred tax liabilities	2,430	2,085
Other liabilities	1,774	550

Total liabilities	294,687	274,428

Commitments and contingencies (Note 6)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 27,483,350 issued and outstanding as of September 30, 2021 and December 31, 2020)	3	3
Additional paid-in capital	48,670	48,670
Accumulated other comprehensive loss	(2,747)	(2,860)
Accumulated deficit	(38,589)	(36,962)

Total shareholders’ equity	7,337	8,851

Total liabilities, mezzanine equity and shareholders' equity	$302,024	$283,279

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$98,654	$105,735	$323,751	$297,019
Cost of goods sold	59,346	65,739	192,256	183,869
Gross profit	39,308	39,996	131,495	113,150

Operating expenses
Selling, general and administrative	27,673	26,908	87,168	79,963
Restructuring and transaction costs	(49)	171	1,491	3,143
Related party expense	142	159	437	480
Other general income	—	—	—	(10,950)
Total operating expenses	27,766	27,238	89,096	72,636
Operating income	11,542	12,758	42,399	40,514
Other expense
Interest expense	(3,464)	(5,668)	(14,129)	(18,275)
Loss on extinguishment of debt	(15,155)	—	(15,155)	—
Other (expense) income, net	(352)	(213)	(881)	1,925

Total other expense, net	(18,971)	(5,881)	(30,165)	(16,350)

(Loss) income before provision for income taxes	(7,429)	6,877	12,234	24,164
Benefit (provision) for income taxes	2,123	(430)	(3,861)	(1,491)

Net (loss) income	$(5,306)	$6,447	$8,373	$22,673

Net (loss) income per share:
Basic	$(0.19)	$0.23	$0.30	$0.82
Diluted	$(0.19)	$0.23	$0.30	$0.82
Weighted average shares outstanding:
Basic	27,483,350	27,483,350	27,483,350	27,483,350
Diluted	27,483,350	27,483,350	27,483,350	27,483,350

Net (loss) income	$(5,306)	$6,447	$8,373	$22,673
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments arising during the period	(515)	831	23	(776)
Change in fair value of derivative instruments(1)	90	—	90	—
Comprehensive (loss) income, net of tax	$(5,731)	$7,278	$8,486	$21,897

(1) Net of income tax of $30 for the three and nine months ended September 30, 2021

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$8,373	$22,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,426	11,207
Amortization of original issue discount and debt issue costs	2,483	1,012
Loss on extinguishment of debt	15,155	—
Non cash consideration received from sale of business	—	(6,821)
Deferred income taxes	1,533	125
Gain on sale of fixed assets	—	(6,218)
Provision for losses on accounts receivable	(254)	(130)
Foreign exchange loss (gain)	45	(752)
Changes in operating assets and liabilities:
Accounts receivable	1,549	10,922
Inventories	(10,261)	(4,902)
Prepaid expenses and other assets	(4,642)	(2,332)
Accounts payable and other liabilities	6,582	3,408
Net cash provided by operating activities	30,989	28,192
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,225)	(3,913)
Proceeds from disposition of property and equipment	—	12,386
Proceeds from sale of equity securities	—	5,591
Net cash (used in) provided by investing activities	(2,225)	14,064
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	248,000	281,730
Principal payments on revolving credit facilities	(223,132)	(283,887)
Proceeds from term loans	198,735	—
Principal payments on term loans	(224,547)	(40,841)
Proceeds from insurance premium financing	4,269	2,733
Principal payments on insurance premium financing	(2,611)	(1,998)
Payment of capital leases	(32)	(35)
Payments for debt issuance costs	(2,830)	—
Payments on extinguishment of debt	(4,215)	—
Dividends distributed	(9,996)	—
Net cash used in financing activities	(16,359)	(42,298)
Effect of foreign exchange rates on cash and cash equivalents	(3)	6
Change in cash and cash equivalents	12,402	(36)
Cash and cash equivalents, beginning of period	2,873	2,520
Cash and cash equivalents, end of period	15,275	2,484

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	6,864	6,864
Foreign currency translation adjustments	—	—	—	284	—	284
Balance, March 31, 2021	27,483,350	$3	$48,670	$(2,576)	$(30,098)	$15,999
Net income	—	—	—	—	6,815	6,815
Foreign currency translation adjustments	—	—	—	254	—	254
Balance, June 30, 2021	27,483,350	$3	$48,670	$(2,322)	$(23,283)	$23,068
Net loss	—	—	—	—	(5,306)	(5,306)
Foreign currency translation adjustments	—	—	—	(515)	—	(515)
Change in fair value of derivative instruments	—	—	—	90	—	90
Dividends declared	—	—	—	—	(10,000)	(10,000)
Balance, September 30, 2021	27,483,350	$3	$48,670	$(2,747)	$(38,589)	$7,337

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Deficit
Balance, December 31, 2019	27,483,350	$3	$48,670	$(3,280)	$(75,415)	$(30,022)
Net income	—	—	—	—	4,252	4,252
Foreign currency translation adjustments	—	—	—	(1,870)	—	(1,870)
Balance, March 31, 2020	27,483,350	$3	$48,670	$(5,150)	$(71,163)	$(27,640)
Net income	—	—	—	—	11,974	11,974
Foreign currency translation adjustments	—	—	—	263	—	263
Balance, June 30, 2020	27,483,350	$3	$48,670	$(4,887)	$(59,189)	$(15,403)
Net income	—	—	—	—	6,447	6,447
Foreign currency translation adjustments	—	—	—	831	—	831
Balance, September 30, 2020	27,483,350	$3	$48,670	$(4,056)	$(52,742)	$(8,125)

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety and survivability products and other related products for the law enforcement, first responder and military markets. The business operates through 15 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of the Company, its wholly owned subsidiaries, and other entities consolidated as required by GAAP. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s most recently completed annual consolidated financial statements. All adjustments considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation.

Out-of-Period Adjustment

During the three months ended September 30, 2021, the Company recorded an out-of-period adjustment of $962 within Restructuring and transaction costs related to the three months ended June 30, 2021. This out of period adjustment resulted in a decrease to net loss of $687 for the three months ended September 30, 2021.

This out-of-period adjustment did not have a material impact on the Company’s consolidated interim financial statements for the three and nine months ended September 30, 2021, nor was it material to the previously issued interim consolidated financial statements.

Stock Split

In July 2021, the Company effected a 50-for-1 stock split of its common stock and preferred stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

Dividend

In August 2021, the Company declared and paid a $10,000, or $0.36 per share, dividend to shareholders on record as of August 11, 2021.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Certain items previously reported in the notes to the consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Fair Value Measurements

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes the following three-level hierarchy based upon the transparency of inputs to the valuation of an asset or liability on the measurement date:

Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

The Company’s financial instruments consist principally of cash, accounts receivable, other current assets, accounts payable, accrued liabilities, income tax payable and debt. The carrying amounts of certain of these financial instruments, including cash, accounts receivable, other current assets, accounts payable, accrued liabilities and income tax payable approximate their current fair value due to the relatively short-term nature of these accounts.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 5)	$829	$—	$829	$—	$—	$—	$—	$—

Liabilities:
Interest rate swap (Note 5)	709	—	709	—	—	—	—	—

There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2021 and 2020.

The carrying value of our long-term debt obligations approximates the fair value, as the long-term debt was entered into recently. The Company classifies its long-term debt within Level 2 of the fair value hierarchy.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Goodwill and Other Intangible Assets

The Company tests goodwill and intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment tests as of October 31st each year.

In evaluating goodwill for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, or entity-specific events. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the Company performs a two-step goodwill impairment test. The first step involves a comparison of the fair value of a reporting unit to its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed, which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company determines the fair value of its reporting units based on a combination of the income approach and market approach, weighted based on the circumstances. Both values are discounted using a rate that reflects the Company’s best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors.

Revenue Recognition

The Company derives revenue primarily from the sale of physical products. The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery for point of sale transactions.

The Company enters into contractual arrangements primarily with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company has some long-term contracts that may contain research and development performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records inventory that it expects to be returned as part of inventories, with a corresponding reduction to cost of goods sold.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income. We consider our costs related to shipping and handling after control over a product has transferred to a customer to be a cost of fulfilling the promise to transfer the product to the customer.

Sales commissions paid to employees as compensation are expensed as incurred for contracts with service periods less than a year. For contracts with service periods greater than a year, these costs are capitalized and amortized over the life of the contract. These costs are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income.

Product Warranty

Some of the Company’s manufactured products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements, and is recorded in cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income.

The following table represents changes in the Company’s accrued warranties and related costs:

	Nine months ended September 30,
	2021	2020
Beginning accrued warranty expense	$1,133	$2,114
Current period claims	(236)	(223)
Provision for current period sales	256	357
Ending accrued warranty expense	$1,153	$2,248

Net (loss) Income per Share

Basic income or loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. There were no dilutive instruments outstanding during the nine months ended September 30, 2021 and 2020. The calculation of weighted average shares outstanding and net (loss) income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net (loss) income	$(5,306)	$6,447	$8,373	$22,673
Denominator:
Weighted average shares outstanding - basic	27,483,350	27,483,350	27,483,350	27,483,350
Diluted weighted average shares outstanding	27,483,350	27,483,350	27,483,350	27,483,350
Net (loss) income per share:
Basic	$(0.19)	$0.23	$0.30	$0.82
Diluted	$(0.19)	$0.23	$0.30	$0.82

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued additional guidance which extends the effective date of ASU 2016-02 for emerging growth companies to begin in fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this standard as of the effective date and is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. In November 2019, the FASB issued additional guidance which extends the effective date of ASU 2016-13 for emerging growth companies to begin in fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2023 and is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

There were no other new accounting standards that the Company expects to have a potential material impact to the financial position or results of operations upon adoption.

2.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. state and local agencies (a)	$55,559	$64,507	$179,385	$171,552
Commercial	7,669	10,435	27,102	25,117
U.S. federal agencies	11,286	13,177	37,365	43,632
International	22,613	16,254	74,647	51,691
Other	1,527	1,362	5,252	5,027
Net sales	$98,654	$105,735	$323,751	$297,019

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

(a)Includes all Distribution sales

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$76,041	$89,481	$249,104	$245,328
International	22,613	16,254	74,647	51,691
	$98,654	$105,735	$323,751	$297,019

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are reduced when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $9,044 and $6,485 at September 30, 2021 and December 31, 2020, respectively. Revenue recognized during the nine months ended September 30, 2021 from amounts included in contract liabilities at December 31, 2020 was $4,785.

Remaining Performance Obligations

As of September 30, 2021, we had $25,851 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2021. We expect to recognize approximately 61% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

3.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Finished goods	$31,541	$25,986
Work-in-process	4,833	3,741
Raw materials and supplies	34,693	31,196
	$71,067	$60,923

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the nine months ended September 30, 2021:

	Products	Distribution	Total
Balance, December 31, 2020	$63,698	$2,616	$66,314
Foreign currency translation adjustments	(87)	—	(87)
Balance, September 30, 2021	$63,611	$2,616	$66,227

Gross goodwill and accumulated impairment losses was $73,812 and $7,585, respectively, at September 30, 2021 and $73,899 and $7,585, respectively, at December 31, 2020.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,088	(50,858)	23,230	11
Technology	11,978	(10,919)	1,059	7
Tradenames	6,472	(2,980)	3,492	4
Non-compete agreements	1,037	(1,037)	—	4
	$93,575	(65,794)	27,781
Indefinite lived intangibles:
Tradenames	16,678	—	16,678	Indefinite
Total	$110,253	(65,794)	44,459

	December 31, 2020
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,123	(45,815)	28,308	11
Technology	11,991	(10,333)	1,658	7
Tradenames	6,490	(2,135)	4,355	4
Non-compete agreements	1,041	(1,027)	14	4
	$93,645	(59,310)	34,335
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,319	(59,310)	51,009

The Company recorded amortization expense of $2,174 and $2,203 for the three months ended September 30, 2021 and 2020, respectively, of which $198 and $290 was included in cost of goods sold in the consolidated statements of operations and comprehensive (loss) income for the respective periods. Amortization expense for the nine months ended September 30, 2021 and 2020 was $6,538 and $7,047, respectively, of which $596 and $1,090 was included in cost of goods sold in the consolidated statements of operations and comprehensive (loss) income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for finite-lived intangible assets for the remaining three months of 2021, the next four years and thereafter is as follows:

Remainder of 2021	$2,037
2022	7,683
2023	6,754
2024	3,856
2025	1,856
Thereafter	5,595
$27,781

5.    DEBT

The Company’s debt is as follows:

	September 30, 2021	December 31, 2020
Short-term debt:
Insurance premium financing	$2,883	$1,225
Current portion of term loan	10,000	2,251
Current portion of other	21	20
	$12,904	$3,496
Long-term debt:
Revolver	25,500	—
Term loan	190,000	222,187
Other	113	128
	$215,613	$222,315
Unamortized debt discount and debt issuance costs	(2,667)	(13,005)
Total long-term debt, net	$212,946	$209,310

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining three months of 2021, the next four years and thereafter:

Remainder of 2021	$2,505
2022	10,021
2023	10,022
2024	10,022
2025	10,023
Thereafter	183,041
Total principal payments	$225,634

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

New Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200,000 under a term loan (the “Term Loan”), and (ii) may borrow up to $100,000 under a revolving credit facility (including up to $15,000 for letters of credit and up to $10,000 for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement (the “Security Agreement”) and a Guaranty and Suretyship Agreement (the “Guaranty Agreement”), each dated as of the Closing Date.

As of September 30, 2021, the Revolving Loan had $25,500 in outstanding borrowings, $2,762 in outstanding letters of credit, and $71,738 of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the New Credit Agreement bear interest at a base rate or a LIBOR rate, in each case, plus an applicable margin. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The New Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee will range between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio. The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a loss on debt extinguishment of $15,155 related to early extinguishments fees and the write-off of unamortized debt discount and debt issuance costs.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the New Credit Agreement, the Company paid financing costs totaling $4,095, of which $2,730 related to the Term Loan and $1,365 related to the Revolving Loan. Total financing costs include debt issuance costs of $1,897. Costs incurred in connection with the Term Loan were deferred and recorded as an offset to long-term debt. Costs incurred in connection with the Revolving Loan were deferred and recorded to other assets. All deferred debt costs are amortized to interest expense over the term of the loan using the effective interest method.

Canadian Credit Facility

On October 14, 2021, Med-Eng Holdings ULC and Pacific Safety Products Inc., the Company’s Canadian subsidiaries, as borrowers (the “Canadian Borrowers”), and Safariland, LLC, as guarantor (the “Canadian Guarantor”), closed on a line of credit pursuant to a Loan Agreement (the “Canadian Loan Agreement”) and a Revolving Line of Credit Note (the “Note”) with PNC Bank Canada Branch (“PNC Canada”), as lender pursuant to which the Canadian Borrowers may borrow up to CDN$10,000 under a revolving line of credit (including up to $3,000 for letters of credit) (the “Revolving Canadian Loan”). The Revolving Canadian Loan matures on July 23, 2026. The Canadian Loan Agreement is guaranteed by Safariland, LLC pursuant to a Guaranty and Suretyship Agreement (the “Canadian Guaranty Agreement”).

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or a LIBOR rate, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions.

Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated.

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2021, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 0.09% as of September 30, 2021).

During the three and nine months ended September 30, 2021, there were no interest rate swap agreements that expired.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

We entered into the Swap Agreement to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated this Swap Agreement as a cash flow hedge. A portion of the amount included in accumulated other comprehensive loss is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreement is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreement.

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. We believe our interest rate swap counterparty will be able to fulfill their obligations under our agreement, and we believe we will have debt outstanding through the expiration date of the swap such that the occurrence of future cash flow hedges remains probable.

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet account	September 30, 2021	December 31, 2020
Other assets	$829	$—
Accrued liabilities	$709	$—

A cumulative gain of $90 net of tax is reflected in accumulated other comprehensive loss as of September 30, 2021.

The amount of gain recognized in other comprehensive loss for the three and nine months ended September 30, 2021 was $90 net of tax. There were no amounts reclassified from accumulated comprehensive loss into earnings for the three and nine months ended September 30, 2021.

As of September 30, 2021, approximately $710 is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

6.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2020, the Company settled an administrative enforcement action filed by the U.S. Federal Trade Commission (“FTC”) relating to Company’s sale of VieVu, LLC to Axon Enterprise Inc. (“Axon”) wherein the FTC alleged that the operative agreements contained non-compete and non-solicitation provisions in violation of Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45, and Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. The FTC’s administrative complaint sought only injunctive relief against the Company to enjoin the enforcement of these provisions, now and in the future, and did not seek monetary damages against the Company. In January 2020, the Company and Axon had rescinded these provisions. Pursuant to a consent agreement and proposed consent order entered into by the FTC and the Company, on June 11, 2020, the FTC issued a Decision and Order accepting the Consent Agreement (the “Order”). Under the Order, the Company agreed to not modify and reinstate the rescinded provisions and to not enter into any new similar provisions with Axon, absent prior approval from the FTC. In addition, as part of the Company’s compliance program, the Order imposes an obligation to distribute to, and train the directors and officers on, the requirements of the consent order and to report annually for five years to the FTC ensuring compliance with the consent order. On July 10, 2020, the Company filed its Interim Verified Compliance Report and, on June 11, 2021, filed its First Annual Compliance Report, both as required by the Order.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In June 2020, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), Western District of Washington (Seattle, WA), pertaining to a False Claims Act investigation, 31 U.S.C, sections 3729-3733 (“FCA”), concerning allegations that soft body armor vest accessory panels sold by the Company are falsely labeled as compliant with the National Institute of Justice performance standards. In September 2020, the Company made its First Production of Documents which contained only documents and data that had been deemed to be of a “priority” nature pursuant to an agreement reached between the Company’s counsel and the Assistant U.S. Attorney handling the matter. In July 2021, the Company received a request for additional information relating to the subject matter of the investigation, with which the Company intends to comply. In October 2021 and November 2021, the Company produced additional documents responsive to the correspondence containing requests for specific documents and supplemental information. At this preliminary stage of the investigation, the Company does not have enough information to make an evaluation of the merits, exposure or potential risks regarding this matter.

In June 2021, two subcommittees of the U.S. House Committee on Oversight and Reform initiated an inquiry into the safety of crowd control products. Major U.S. manufacturers of crowd control products, including us, received a letter from the subcommittees requesting information and documents about the production, sale, safety, and regulation of crowd control products. The Company has provided information to the subcommittees who released a Memorandum on this issue on October 14, 2021, noting the absence of Federal regulation on the use of tear gas and the safety risks arising from its use. The implementation of additional regulations governing the sale of crowd control products would not be expected to have a material effect on our business.

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”) and, thus, no judgment has been issued. On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. Plaintiff’s response is due on January 8, 2022, and Safariland’s reply would be due on February 8, 2022. In the event of an unfavorable ruling by the court, Safariland, LLC intends to pursue an appeal. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

The Company is also involved in various legal disputes and other legal proceedings and claims that arise from time to time in the ordinary course of business. The Company vigorously defends itself against all lawsuits and evaluates the amount of reasonably possible losses that the Company could incur as a result of these matters. While any litigation contains an element of uncertainty, the Company believes that the reasonably possible losses that the Company could incur in excess of insurance coverage would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Insurance

The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost.

International

As an international company, we are, from time to time, the subject of investigations relation to the Company’s international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and international laws.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Leases

The Company leases office, warehouse, and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Our leases generally contain multi-year renewal options and escalation clauses. Total rent expense of the Company for the three months ended September 30, 2021 and 2020 was $1,174 and $1,185, respectively. Total rent expense for the nine months ended September 30, 2021 and 2020 was $3,499 and $3,320, respectively.

The Company maintains capital lease agreements. As of September 30, 2021 and December 31, 2020, the Company recorded capital lease obligations of $43 within accrued liabilities and $14 and $46, respectively, within other liabilities in the consolidated balance sheets.

Future minimum lease payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year and the Company’s capital lease agreements for the remaining three months of 2021, the next four years and thereafter is as follows:

	Capital Leases	Operating Leases
Remainder of 2021	$11	$1,149
2022	43	4,290
2023	4	3,887
2024	—	2,763
2025	—	1,428
Thereafter	—	469
Total minimum lease payments	$58	$13,986
Less: Amount representing interest	(13)
Capital lease obligation	$45

There were no material future minimum sublease payments to be received under non-cancelable subleases at September 30, 2021. There was no material sublease income for the three and nine months ended September 30, 2021 and 2020.

7.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of September 30, 2021, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. One of the Company’s Canadian subsidiaries is currently undergoing an examination of its tax filings for the period June 1, 2016 through December 31, 2017. In July 2021, we received notification from the Canadian Revenue Agency that the 2018 and 2019 tax returns of a different Canadian subsidiary had been selected for examination.

In assessing the realizability of deferred income tax assets, the Company performs a quarterly evaluation of whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on its evaluation during the nine months ended September 30, 2021, the Company has recorded a valuation allowance of $1,729.

The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 31.6% and 6.2% respectively. The change in the effective tax rate period over period primarily relates to the valuation allowance the Company had on its deferred tax assets during 2020.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

8.     COMPENSATION PLANS

The Company maintains a cash-based executive compensation plan for certain employees. The Company’s Board of Directors awarded 1,433,500 interests in the plan (“units”). Each unit represents an unfunded and unsecured right, subject to certain conditions as set forth by the plan. One-third of the units granted to any holder will vest on each of the first, second, and third anniversaries of March 18, 2021 during the term of such holder’s employment with the Company. Payment of a holder’s vested balance is dependent upon a change of control or initial public offering where the aggregate net proceeds of such event, as determined by the board of directors, equals or exceeds $250,000 (a “Qualifying Exit Event”). The plan will expire on March 18, 2025, at which time the plan and all awarded units will be terminated for no consideration if a change in control event has not occurred before that date. As of September 30, 2021, the Company did not record compensation expense related to the units as the likelihood of a change in control event occurring is not probable until the change in control event occurs. If a change in control event becomes probable, the fair value of the awards would be calculated as follows: enterprise value of the Company (net of debt) divided by the sum of the fully diluted common shares outstanding and vested units immediately before the change in control event is deemed probable multiplied by the number of vested units. Compensation expense would be recognized on the vested units at that time. Awards not yet vested at the time of a change in control event will terminate, however, the Company, at its sole discretion, may choose to accelerate the vesting of all unvested units upon a change in control event.

9.     RELATED PARTY TRANSACTIONS

The Company leases 5 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $142 and $159 for the three months ended September 30, 2021 and 2020, respectively, and $437 and $480 for the nine months ended September 30, 2021 and 2020, respectively. Rent expense related to these leases is included in related party expenses in the Company’s consolidated statements of operations and comprehensive (loss) income.

In connection with the execution of the New Credit Agreement, Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, received compensation from Cadre of $1,000.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

10.     SEGMENT DATA

Our operations are comprised of two reportable segments: Products and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM is not provided asset information or operating expenses by segment.

	Three months ended September 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$83,918	$21,507	$(6,771)	$98,654
Cost of goods sold	49,896	16,220	(6,770)	59,346
Gross profit	$34,022	$5,287	$(1)	$39,308

	Three months ended September 30, 2020
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$88,858	$23,690	$(6,813)	$105,735
Cost of goods sold	54,325	18,273	(6,859)	65,739
Gross profit	$34,533	$5,417	$46	$39,996

	Nine months ended September 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$274,039	$69,086	$(19,374)	$323,751
Cost of goods sold	159,924	51,696	(19,364)	192,256
Gross profit	$114,115	$17,390	$(10)	$131,495

	Nine months ended September 30, 2020
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$251,441	$62,707	$(17,129)	$297,019
Cost of goods sold	153,233	47,897	(17,261)	183,869
Gross profit	$98,208	$14,810	$132	$113,150

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

11.     SUBSEQUENT EVENTS

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ over-allotment option, of common stock at a public offering price of $13.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO was $89,700 before underwriter discounts and commissions, fees and expenses of $11,397, of which $2,250 was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

On November 9, 2021 the Company utilized proceeds received in connection with the IPO and repaid $38,937 and $20,500, respectively, that were outstanding under our existing Term Loan and Revolving Loan under the New Credit Agreement.

On November 11, 2021, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend policy of $0.08 per share of the Company’s common stock or $0.32 per share on an annualized basis. The Company’s first dividend payment will be made on December 7, 2021 to shareholders of record as of the close of business on November 22, 2021.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the completion of IPO, the Company granted restricted stock awards to certain employees, including the Company’s Chief Executive Officer, President and Chief Financial Officer, comprised of an aggregate of 2,600,000 restricted shares of common stock (the “Restricted Stock Awards”) pursuant to terms of their respective employment agreements with the Company. The Restricted Stock Awards contain market-based performance conditions and have a grant date fair value of $4.65, which is expected to be recognized as compensation expense over a weighted average period of 5.67 years.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus related to our initial public offering, or IPO, dated November 3, 2021. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

Cadre is a global leader in the manufacturing and distribution of safety and survivability equipment for first responders. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment and duty gear through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety and survivability equipment in the first responder market. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of Defense (“DoD”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”) and numerous foreign government agencies in over 104 countries.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net sales	$98,654	$105,735	$323,751	$297,019
Net (loss) income	$(5,306)	$6,447	$8,373	$22,673
Adjusted EBITDA(1)	$15,419	$15,039	$56,120	$42,487
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net (loss) income, the most directly comparable U.S. GAAP financial measure.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net sales decreased by $7.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily as a result of spikes in demand experienced in the prior year for duty gear and crowd control products, as well as for ammunition and firearms through our Distribution segment, partially offset by project timing. Net sales increased by $26.7 million for the nine months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily as a result of higher demand for structural armor, body armor, crowd control products and distribution of ammunition and firearms.

Net (loss) income decreased by $11.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily as a result of a loss on extinguishment of debt incurred from the execution of the New Credit Agreement. Net (loss) income decreased by $14.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of a loss on extinguishment of debt incurred from the execution of the New Credit Agreement, an increase in provision for income taxes due to the release of a valuation allowance on a portion of our deferred tax assets in December 2020 and the following non-recurring transactions recognized in the period ended September 30, 2020: a gain on the sale of a long-lived asset and receipt of earn-out stock payments. These were offset by improvements in gross profit due to increased sales, favorable pricing and product mix.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. During 2020 and the first nine months of 2021, the financial results of our business were relatively unaffected by COVID-19. In all of the countries and states in which our business operates, the relevant local authorities have deemed our business to be essential in nature and thereby allowed us to continue operations during any government mandated shutdowns. We took and continue to take many measures to mitigate outbreaks in any of our facilities that would negatively impact the business, such as allowing employees to work remote, new manufacturing layouts to enable social distancing and daily temperature checks. The extent to which our business may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, all of which are highly uncertain and cannot be reasonably predicted. While any impact to global markets is uncertain, the Company continues to monitor developments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

KEY PERFORMANCE METRICS

Orders backlog

We monitor our orders backlog, which we believe is a forward-looking indicator of potential sales. Our orders backlog for products includes all orders that have been received and are believed to be firm. Due to municipal government procurement rules, in certain cases orders included in backlog are subject to budget appropriation or other contract cancellation clauses. Consequently, our orders backlog may differ from actual future sales. Orders backlog can be helpful to investors in evaluating the performance of our business and identify trends over time.

The following table presents our orders backlog as of the periods indicated:

(in thousands)	September 30, 2021	December 31, 2020
Orders backlog	$123,208	$131,814

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. The majority of our products are generally processed and shipped within one to three weeks of an order being placed, though the fulfillment time for certain products, for example, explosive ordnance disposal equipment, may take three months or longer. Our orders backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our order fulfilment, which in turn may be impacted by the nature of products ordered, the amount of inventory on hand and the necessary manufacturing lead time.

Orders backlog decreased by $8.6 million as of September 30, 2021 compared to December 31, 2020, primarily due to a reduction in past dues of $2.6 million from duty gear holsters, $11.4 million from 2021 shipments of large contractual armor orders, and $2.7 million from 2021 shipments of large contractual less lethal orders. This was partially offset by an increase of $4.9 million from the distribution of ammunition and firearms through our company-owned retail locations and an increase of $3.2 million from the crew survivability line due to customer refresh cycles.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

DESCRIPTION OF CERTAIN COMPONENTS OF FINANCIAL DATA

Net sales

We recognize revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. At the time of revenue recognition we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. Charges for shipping and handling fees billed to customers are included in net sales. Taxes collected from customers and remitted to government authorities are reported on a net basis and are excluded from sales.

We generate sales primarily through our four main sales channels: U.S. state and local agencies, international, U.S. federal agencies, and commercial.

Costs and Expenses

Cost of goods sold. Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, shipping, reimbursable research and development costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expense includes personnel-related costs, professional services, marketing and advertising expense, research and development, depreciation and amortization, and impairment charges. We anticipate our SG&A to stay relatively consistent from year to year in absolute dollars.

Restructuring and transaction costs. Restructuring costs consist primarily of termination benefits and relocation of employees, termination of operating leases and other contracts related to consolidating or closing facilities. Transaction costs consist of legal fees and consulting costs related to one-time transactions.

Related party expense. Related party expense primarily consists of rent expense related to 5 distribution locations owned by certain employees and any one-time transaction fees paid to related parties.

Other general income. Other general income consists primarily of gains from the disposition of a long- lived asset coupled with earn-out stock programs.

Interest expense. Interest expense consists primarily of interest on outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt consists primarily of recorded losses associated with debt restructuring.

Other (expense) income, net. Other (expense) income, net primarily consists of non-operating gains and losses, such as gains or losses on the sale of equity securities and foreign currency impacts.

Benefit (provision) for income taxes. A provision or benefit for income tax is calculated for each of the jurisdictions in which we operate. The provision or benefit for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

RESULTS OF OPERATIONS

In order to reflect the way our chief operation decision maker reviews and assesses the performance of the business, Cadre has determined that it has two reportable segments — the Product segment and the Distribution segment. Segment information is consistent with how the chief operating decision maker, our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The following table presents data from our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands unless otherwise noted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
	(Unaudited)	(Unaudited)	% Chg	(Unaudited)	(Unaudited)	% Chg
Net sales	$98,654	$105,735	(6.7)%	$323,751	$297,019	9.0%
Cost of goods sold	59,346	65,739	(9.7)%	192,256	183,869	4.6%
Gross profit	39,308	39,996	(1.7)%	131,495	113,150	16.2%

Operating expenses
Selling, general and administrative	27,673	26,908	2.8%	87,168	79,963	9.0%
Restructuring and transaction costs	(49)	171	(128.7)%	1,491	3,143	(52.6)%
Related party expense	142	159	(10.7)%	437	480	(9.0)%
Other general income	—	—	—	—	(10,950)	(100.0)%
Total operating expenses	27,766	27,238	1.9%	89,096	72,636	22.7%
Operating income	11,542	12,758	(9.5)%	42,399	40,514	4.7%

Other expense
Interest expense	(3,464)	(5,668)	(38.9)%	(14,129)	(18,275)	(22.7)%
Loss on extinguishment of debt	(15,155)	—	—	(15,155)	—	—
Other (expense) income, net	(352)	(213)	65.3%	(881)	1,925	(145.8)%

Total other expense, net	(18,971)	(5,881)	222.6%	(30,165)	(16,350)	84.5%

(Loss) income before provision for income taxes	(7,429)	6,877	(208.0)%	12,234	24,164	(49.4)%
Benefit (provision) for income taxes	2,123	(430)	(593.7)%	(3,861)	(1,491)	159.0%

Net (loss) income	$(5,306)	$6,447	(182.3)%	$8,373	$22,673	(63.1)%

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Net sales. Product segment net sales decreased by $5.0 million, or 5.6%, from $88.9 million to $83.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $3.9 million decrease for duty gear holsters due to shipment timing for a customer contract in the U.S. federal agencies channel and a $1.1 million decrease for the less lethal product line due to higher demand for crowd control products during the three months ended September 30, 2020. Distribution segment net sales decreased by $2.2 million, or 9.2%, from $23.7 million to $21.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher demand for ammunition and firearms product in 2020. Reconciling items consisting primarily of intercompany eliminations were ($6.8) million for three months ended September 30, 2021 and the three months ended September 30, 2020.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Cost of goods sold and Gross Profit. Product segment cost of goods sold decreased by $4.4 million, or 8.1%, from $54.3 million to $49.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to costs to manufacture product (namely material and labor). Product segment gross profit as a percentage of net sales increased by 1.7% to 40.5% for the three months ended September 30, 2021 from 38.9% for the three months ended September 30, 2020, mainly driven by favorable pricing and product mix. Distribution segment cost of goods sold decreased by $2.1 million, or 11.5%, from $18.3 million to $16.2 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to decreased costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 1.7% to 24.6% for the three months ended September 30, 2021 from 22.9% for the three months ended September 30, 2020, mainly driven by favorable pricing on ecommerce and retail sales. Reconciling items consisting primarily of intercompany eliminations were ($6.8) million for three months ended September 30, 2021 and the three months ended September 30, 2020.

Selling, general and administrative. SG&A increased by $0.8 million, or 2.8%, for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to the implementation of the LTIP bonus plan in 2021 and increases in marketing and travel spend.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $0.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to lower transactions costs and consulting fees incurred.

Related party expense. Related party expense was relatively consistent period over period with $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. We recorded rent expense relating to distribution warehouses and retail stores that we lease from certain employees.

Interest expense. Interest expense decreased by $2.2 million, or 38.9%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to an interest rate decrease as a result of our recent refinancings and voluntary debt repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $15.2 million for the three months ended September 30, 2021 as compared to the same period in 2020, due to the refinancing of our long-term debt in August 2021.

Other (expense) income, net. Other (expense) income, net decreased by $0.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $0.6 million unrealized loss on the value of Axon stock, partially offset by a $0.2 million gain on foreign currency transactions for the three months ended September 30, 2020 compared to no activity in 2021 due to the Axon stock being sold in December 2020 and a $0.6 million loss on foreign currency transactions for the three months ended September 30, 2021.

Benefit (provision) for income taxes. Benefit (provision) for income taxes decreased by $2.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the release of a valuation allowance on a portion of our deferred tax assets in December 2020.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

Net sales. Product segment net sales increased by $22.6 million, or 9.0%, from $251.4 million to $274.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to $22.9 million increase in the international channel due to shipment timing for customer contracts, a $1.4 million increase in the U.S. state and local agencies channel primarily due to an increase in shipments for body armor and a $2.0 million increase in the commercial channel primarily due to an increase in duty gear holster demand, partially offset by a $4.4 million decrease in the U.S. federal agencies channel due to shipment timing for a customer contract for duty gear holsters. Distribution segment net sales increased by $6.4 million, or 10.2%, from $62.7 million to $69.1 million for the nine months ended September 30, 2021 as compared to the same period in 2020, mainly due to increases in retail and e-commerce sales as a result of market demand for our ammunition and firearms. Reconciling items consisting primarily of intercompany eliminations were ($19.4) million and ($17.1) million for the nine months ended September 30, 2021 and 2020, respectively.

Cost of goods sold and Gross Profit. Product segment cost of goods sold increased by $6.7 million, or 4.4%, from $153.2 million to $159.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to material and labor costs to manufacture product. Product segment gross profit as a percentage of net sales increased by 2.6% to 41.6% for the nine months ended September 30, 2021 from 39.1% for the nine months ended September 30, 2020, mainly driven by favorable pricing and product mix. Distribution segment cost of goods sold increased by $3.8 million, or 7.9%, from $47.9 million to $51.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 1.6% to 25.2% for the nine months ended September 30, 2021 from 23.6% for the nine months ended September 30, 2020, mainly driven by an increase in ammunition and firearms sales and favorable pricing. Reconciling items consisting primarily of intercompany eliminations were ($19.4) million and ($17.3) million for the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative. SG&A increased by $7.2 million, or 9.01%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the implementation of the LTIP bonus plan in 2021 and increases in incentive bonus and commissions.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $1.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to lower transactions costs and consulting fees incurred.

Related party expense. Related party expense was relatively consistent period over period with $0.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. We recorded rent expense relating to distribution warehouses and retail stores that we lease from certain employees.

Other general income. Other general income decreased by $11.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease is related to a gain from Ontario facility asset sale of $6.2 million and earn-out stock payments from Axon Enterprise, Inc. (“Axon”) for $4.7 million for the nine months ended September 30, 2020 compared to no activity for the nine months ended September 30, 2021.

Interest expense. Interest expense decreased by $4.1 million, or 22.7%, for the nine months ended September 30, 2021 as compared to 2020, due to an interest rate decrease as a result of our recent refinancings and voluntary debt repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $15.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to the refinancing of our long-term debt in August 2021.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Other (expense) income, net. Other (expense) income, net decreased by $2.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to a $1.5 million unrealized gain on the appreciation of Axon stock and a $0.3 million gain on foreign exchange transactions for the nine months ended September 30, 2020 compared to no activity in 2021 due to the Axon stock being sold in December 2020 and a $0.6 million loss on foreign exchange transactions for the nine months ended September 30, 2021.

Benefit (provision) for income taxes. Benefit (provision) for income taxes increased by $2.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the release of a valuation allowance on a portion of our deferred tax assets in December 2020.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision (benefit) for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other general income, loss on extinguishment of debt, other (expense) income, net, contingent consideration and long term incentive plan (“LTIP”) bonus as these items do not represent our core operating performance. We also present Adjusted EBITDA Conversion Rate, which we define as Adjusted EBITDA less capital expenditures divided by Adjusted EBITDA. We use Adjusted EBITDA Conversion Rate as a measurement of the cash generation capacity of our underlying operations, exclusive of impacts relating to our capital structure.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate are performance measures that we believe are useful to investors and analysts because they illustrate the underlying financial and business trends relating to our core, recurring results of operations and enhance comparability between periods. Adjusted EBITDA is considered by our Board and management as an important factor in determining performance-based compensation. Adjusted EBITDA Conversion Rate is a liquidity measure that we believe provides investors and analysts with important information about our core, recurring cash generation trends, which are an indication of our ability to make acquisitions, incur additional debt or return capital to investors, after making the capital investments required to support our business operations.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate are not recognized measures under U.S. GAAP and are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly-titled measures of performance of other companies. Investors should exercise caution in comparing our non-GAAP measures to any similarly titled measures used by other companies. These non-GAAP financial measures exclude certain items required by U.S. GAAP and should not be considered as alternatives to information reported in accordance with U.S. GAAP.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net (loss) income	$(5,306)	$6,447	$8,373	$22,673
Add back:
Depreciation and amortization	3,406	3,537	10,426	11,207
Interest expense	3,464	5,668	14,129	18,275
Provision for income taxes	(2,123)	430	3,861	1,491
EBITDA	$(559)	$16,082	$36,789	$53,646
Add back:
Restructuring and transaction costs(1)	(49)	171	1,491	3,143
Other general income(2)	—	—	—	(10,950)
Loss on extinguishment of debt(3)	15,155	—	15,155	—
Other (expense) income, net(4)	352	213	881	(1,925)
Contingent consideration(5)	—	(1,427)	—	(1,427)
LTIP bonus(6)	520	—	1,804	—
Adjusted EBITDA	$15,419	$15,039	$56,120	$42,487
Less: Capital expenditures	(719)	(1,275)	(2,225)	(3,913)
Adjusted EBITDA less capital expenditures	$14,700	$13,764	$53,895	$38,574
Adjusted EBITDA conversion rate	95%	92%	96%	91%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees.
(2)	Reflects the “Other general income” line item on our consolidated statement of operations and includes a gain from a long-lived asset sale as well as earn-out stock payments for the nine months ended September 30, 2020.
(3)	Reflects a loss incurred in connection with the August 2021 debt refinance.
(4)	Reflects the “Other (expense) income, net” line item on our consolidated statement of operations. For the three and nine months ended September 30, 2021, other (expense) income, net primarily includes losses on foreign currency transactions. For the three and nine months ended September 30, 2020, other (expense) income, net primarily includes gains on foreign exchange transactions and unrealized gains on an investment in equity securities.
(5)	Reflects a gain on the settlement of contingent consideration.
(6)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.

Adjusted EBITDA increased by $0.4 million for the three months ended September 30, 2021 as compared to 2020, primarily due to the decrease in net sales being offset by favorable pricing and favorable product mix. Adjusted EBITDA increased $13.6 million for the nine months ended September 30, 2021 as compared to 2020, primarily due to increased sales volume and margin rate increases attributable to favorable pricing and product mix.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, capital expenditures, service debt, acquisitions and other commitments. Our principal sources of liquidity have been cash provided by operating activities, cash on hand and amounts available under our Revolving Loan.

As of September 30, 2021, we had net cash provided by operating activities of $31.0 million and cash and cash equivalents of $15.3 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2021 and December 31, 2020, we had $225.9 million and $212.8 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facility (the “Term Loan”).

New Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200.0 million under a term loan (the “Term Loan”), and (ii) may borrow up to $100.0 million under a revolving credit facility (including up to $15.0 million for letters of credit and up to $10.0 million for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement (the “Security Agreement”) and a Guaranty and Suretyship Agreement (the “Guaranty Agreement”), each dated as of the Closing Date.

As of September 30, 2021, the Revolving Loan had $25.5 million in outstanding borrowings, $2.8 million in outstanding letters of credit, and $71.7 million of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the New Credit Agreement bear interest at a base rate or a LIBOR rate, in each case, plus an applicable margin. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The New Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee will range between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

The foregoing description of the New Credit Agreement, Security Agreement and Guaranty Agreement does not purport to be complete and is qualified in its entirety by reference to the New Credit Agreement, Security Agreement and Guaranty Agreement which are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.

Canadian Credit Facility

On October 14, 2021, Med-Eng Holdings ULC and Pacific Safety Products Inc., the Company’s Canadian subsidiaries, as borrowers (the “Canadian Borrowers”), and Safariland, LLC, as guarantor (the “Canadian Guarantor”), closed on a line of credit pursuant to a Loan Agreement (the “Canadian Loan Agreement”) and a Revolving Line of Credit Note (the “Note”) with PNC Bank Canada Branch (“PNC Canada”), as lender pursuant to which the Canadian Borrowers may borrow up to CDN$10.0 million under a revolving line of credit (including up to $3.0 million for letters of credit) (the “Revolving Canadian Loan”). The Revolving Canadian Loan matures on July 23, 2026. The Canadian Loan Agreement is guaranteed by Safariland, LLC pursuant to a Guaranty and Suretyship Agreement (the “Canadian Guaranty Agreement”).

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or a LIBOR rate, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$30,988	$28,192
Net cash (used in) provided by investing activities	(2,225)	14,064
Net cash used in financing activities	(16,358)	(42,298)
Effects of foreign exchange rates on cash and cash equivalents	(3)	6
Change in cash and cash equivalents	12,402	(36)
Cash and cash equivalents, beginning of period	2,873	2,520
Cash and cash equivalents, end of period	$15,275	$2,484

Net cash provided by operating activities

During the nine months ended September 30, 2021, net cash provided by operating activities of $31.0 million resulted primarily from net income of $8.4 million, a $15.2 million addition to net income for loss on extinguishment of debt and changes in operating assets and liabilities of ($6.8) million. Changes in operating assets and liabilities were primarily driven by increases in inventories of $10.3 million and prepaid expenses and other assets of $4.6 million, offset in part by an increase in accounts payable and other liabilities of $6.6 million.

During the nine months ended September 30, 2020, net cash provided by operating activities of $28.2 million resulted primarily from net income of $22.7 million and changes in operating assets and liabilities of $7.1 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable of $10.9 million and accounts payable and other liabilities of $3.4 million offset in part by a decrease in inventories of $4.9 million.

Net cash (used in) provided by investing activities

During the nine months ended September 30, 2021, we used $2.2 million of cash in investing activities, consisting of purchases of property and equipment.

During the nine months ended September 30, 2020, we provided $14.1 million of cash from investing activities, consisting of proceeds from the disposition of property and equipment of $12.4 million and the sale of equity securities of $5.6 million partially offset by purchases of property and equipment of $3.9 million.

Net cash used in financing activities

During the nine months ended September 30, 2021, we used $16.4 million of cash in financing activities, primarily consisting of principal payments on revolving credit facilities of $223.1 million, principal payments on term loans of $224.5 million, and dividends distributed of $10.0 million, partially offset by proceeds from revolving credit facilities of $248.0 million and proceeds from term loans of $198.8 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

During the nine months ended September 30, 2020, we used $42.3 million of cash in financing activities, primarily consisting of principal payments on revolving credit facilities of $283.9 million and principal payments on term loans of $40.8 million offset in part by proceeds from revolving credit facilities of $281.8 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2021 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$14,044	$1,160	$8,224	$4,191	$469
Debt(2)	228,517	3,546	21,886	20,047	183,038
Interest on debt(3)	25,790	1,518	11,278	10,217	2,777
Total contractual obligations	$268,351	$6,224	$41,388	$34,455	$186,284
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Represents the estimated interest payments on our outstanding debt, assuming a 2.59% interest rate, which was the weighted average interest rate applicable to our borrowings at September 30, 2021.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. While our significant accounting policies are described in more detail in notes in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Goodwill

Goodwill is initially recorded at the fair value. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is not subject to any amortization but is tested for impairment annually as of October 31, and when events or circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

In evaluating goodwill for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, an impairment test is conducted by comparing the fair value of a reporting unit to its carrying value, for which we use the discounted cash flow method of the income approach and market approach as management believes this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We have three reporting units as of September 30, 2021: Safariland, Med-Eng, and Distribution.

We determine the fair value of its reporting units based on a combination of the income approach and market approach, weighted based on the circumstances. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects our best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in notes to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of September 30, 2021.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on borrowings under floating rate debt. As of September 30, 2021, we had $225.5 million in outstanding floating rate debt, based mainly on LIBOR.

As of September 30, 2021, the applicable interest rate of the New Credit Agreement bears interest at an applicable rate of LIBOR plus 2.5%.

In September 2021, we entered into an interest rate swap agreement for the notional amount of $100 million to hedge a portion of our forecasted monthly interest rate payments on our floating rate debt. We performed a sensitivity analysis on the principal amount of debt as of September 30, 2021, as well as the effect of our interest rate swap. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase of 100 basis points in the applicable interest rate would cause an increase in interest expense of $2.3 million on an annual basis ($1.3 million including the effect of our current interest rate swaps). A decrease in the applicable interest rate to 0% would cause a decrease in interest expense of $0.2 million on an annual basis ($0.1 million including the effect of our current interest rate swaps) as the 1-month LIBOR 0.09% as of September 30, 2021.

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2021, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 0.09% as of September 30, 2021).

During the three and nine months ended September 30, 2021, there were no interest rate swap agreements that expired.

We entered into the Swap Agreement to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated this Swap Agreement as a cash flow hedge. A portion of the amount included in accumulated other comprehensive loss is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreement is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreement.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk primarily for the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We do not currently hedge our foreign currency transaction or translation exposure, though we have done so in the past and may do so in the future. Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $1.2 million for the nine months ended September 30, 2021, and a 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.3 million for the nine months ended September 30, 2021. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $1.4 million for the nine months ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were not effective due to the following material weakness that was identified by management during the course of evaluating the Company’s internal controls over financial reporting:

●	We did not maintain effective controls over the segregation of duties related to journal entries within one of the Company’s general ledger systems. Specifically, we identified that a limited number of personnel had the ability to create, approve and post journal entries within the identified general ledger system.

Management conducted a comprehensive review of all journal entry activity performed by these personnel within the specific general ledger system during the nine months ended September 30, 2021, noting that all journal entries were subject to appropriate review and approval. The material weakness did not result in any identified misstatements to the consolidated financial statements, however it does create a reasonable possibility that a material misstatement to the consolidated financial statements could occur and not be prevented or detected on a timely basis.

We are currently taking measures, with oversight from the Audit Committee, to remediate this material weakness, including the following: continuing to engage a third-party specialist to review the Company’s disclosure controls and assist in designing and implementing adequate controls, where necessary, including controls related to segregation of duties; and enhancing our risk assessment process to effectively design and implement control activities related to segregation of duties.

This material weaknesses will not be considered remediated until we complete the design and implementation of controls to ensure the appropriate segregation of duties over journal entries within the specific general ledger system, such controls operate for a sufficient period of time, and our management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

CADRE HOLDINGS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

In March 2020, the Company settled an administrative enforcement action filed by the U.S. Federal Trade Commission (“FTC”) relating to Company’s sale of VieVu, LLC to Axon Enterprise Inc. (“Axon”) wherein the FTC alleged that the operative agreements contained non-compete and non-solicitation provisions in violation of Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45, and Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. The FTC’s administrative complaint sought only injunctive relief against the Company to enjoin the enforcement of these provisions, now and in the future, and did not seek monetary damages against the Company. In January 2020, the Company and Axon had rescinded these provisions. Pursuant to a consent agreement and proposed consent order entered into by the FTC and the Company, on June 11, 2020, the FTC issued a Decision and Order accepting the Consent Agreement (the “Order”). Under the Order, the Company agreed to not modify and reinstate the rescinded provisions and to not enter into any new similar provisions with Axon, absent prior approval from the FTC. In addition, as part of the Company’s compliance program, the Order imposes an obligation to distribute to, and train the directors and officers on, the requirements of the consent order and to report annually for five years to the FTC ensuring compliance with the consent order. On July 10, 2020, the Company filed its Interim Verified Compliance Report and, on June 11, 2021, filed its First Annual Compliance Report, both as required by the Order.

In June 2020, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), Western District of Washington (Seattle, WA), pertaining to an investigation with regard the to the False Claims Act, 31 U.S.C, sections 3729-3733 (“FCA”), concerning allegations that soft body armor vest accessory panels sold by the Company are falsely labeled as compliant with the National Institute of Justice performance standards. In September 2020, the Company made its First Production of Documents which contained only documents and data that had been deemed to be of a “priority” nature pursuant to an agreement reached between the Company’s counsel and the Assistant U.S. Attorney handling the matter. In July 2021, the Company received a request for additional information relating to the subject matter of the investigation, with which the Company intends to comply. In October 2021 and November 2021, the Company produced additional documents responsive to the correspondence containing requests for specific documents and supplemental information. At this preliminary stage of the investigation, the Company does not have enough information to make an evaluation of the merits, exposure or potential risks regarding this matter.

In June 2021, two subcommittees of the U.S. House Committee on Oversight and Reform initiated an inquiry into the safety of crowd control products. Major U.S. manufacturers of crowd control products, including us, received a letter from the subcommittees requesting information and documents about the production, sale, safety, and regulation of crowd control products. The Company has provided information to the subcommittees who released a Memorandum on this issue on October 14, 2021, noting the absence of Federal regulation on the use of tear gas and the safety risks arising from its use. The implementation of additional regulations governing the sale of crowd control products would not be expected to have a material effect on our business.

CADRE HOLDINGS, INC.

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”) and, thus, no judgment has been issued. On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. Plaintiff’s response is due on January 8, 2022, and Safariland’s reply would be due on February 8, 2022. In the event of an unfavorable ruling by the court, Safariland, LLC intends to pursue an appeal. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions, which legal fees are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

Product Liability

As a consumer goods manufacturer and distributor, the Company faces the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. The Company is therefore vulnerable to various personal injury and property damage lawsuits relating to its products and incidental to its business.

Based on current information, there are no pending product liability claims and lawsuits of the Company, which the Company believes in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, operating results, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

CADRE HOLDINGS, INC.

Risk Factor Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among other things:

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $228.5 million of which was outstanding as of September 30, 2021.
●	Warren Kanders beneficially owns in excess of 50% of the voting power of our common stock. As such, the concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Risks Related to Our Industry

The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include: body armor and plates designed to protect against ballistic and sharp instrument penetration; explosive ordnance disposal products; police duty gear; and crowd control products.

Claims have been made, and are pending against certain of our subsidiaries, involving permanent physical injury and death allegedly caused by our products or arising from the design, manufacture or sale of such goods. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result, which could have a material adverse effect on our business, financial condition and results of operations. Also, a significant or extended lawsuit, such as a class action, could divert significant amounts of management’s time and attention.

CADRE HOLDINGS, INC.

We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers because, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Furthermore, while our products are rigorously tested for quality, our products nevertheless do, and may continue to, fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. We have experienced such failures in the past, and remain exposed to such failures. In some cases, product redesigns and/or rework may be required to correct a defect, and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.

We are subject to extensive government regulations, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to federal licensing requirements with respect to the export of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our sales, operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, Justice, Treasury, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency, the U.S. Bureau of Alcohol, Tobacco and Firearms, and the Equal Employment Opportunity Commission. The U.S. Bureau of Alcohol, Tobacco and Firearms also regulates our manufacturing and distribution of certain destructive devices, firearms, and explosives. We also ship hazardous goods, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also required to comply with Controlled Goods Directorate Registration regime in Canada for explosive ordnance disposal products. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require export authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on re-export restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements.

While we continually work to enhance our international trade compliance programs, we cannot assure you that we are or will be in full compliance at all times with applicable laws and regulations governing the export and deemed export of defense articles, defense services, and dual-use products and services that are controlled by U.S. and/or foreign governments. In those instances where we have identified non-compliances with applicable laws or regulations, we have taken affirmative steps to correct or mitigate such identified failures and to self-report them to the cognizant U.S. or foreign government agencies. We also import significant volumes of foreign-made components and materials for use in our manufacturing processes, which may be subject to import duties and other regulations. Violations of international trade (export/ import) controls in the U.S. and elsewhere may result in severe criminal and/or civil penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Like other companies operating internationally, we are subject to the U.S. Foreign Corrupt Practices Act and other laws that prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create risk of an unauthorized payment by one of our employees or agents, which would be in violation of various laws including the Foreign Corrupt Practices Act. Violations of the Foreign Corrupt Practices Act may result in severe criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

CADRE HOLDINGS, INC.

We have significant international operations and assets and, therefore, are subject to additional financial and regulatory risks.

We sell our products in foreign countries and seek to increase our level of international business activity. Our overseas operations are subject to various risks, including: U.S.-imposed embargoes and/or sanctions of sales to specific countries (which could prohibit sales of our products there); foreign import controls (which may be arbitrarily imposed and enforced and which could interrupt our supplies or prohibit customers from purchasing our products); exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining government approvals for both new and continuing operations; and legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied.

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. We actively market our products in Europe, North and South America, the Middle East, Africa, and Asia. However, we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their countries due to earlier established businesses in those countries, greater knowledge with respect to the cultural differences of consumers and businesses residing in those countries and/or their focus on a single market. In pursuing our international expansion strategy, we face several additional risks, including:

●	foreign laws and regulations, which may vary country by country, that may impact how we conduct our business;
●	uncertain costs of doing business in foreign countries, including different employment laws;
●	potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;
●	technological differences that vary by marketplace, which we may not be able to support;
●	longer payment cycles and foreign currency fluctuations;
●	economic downturns; and
●	uncertainty of sustained revenue growth outside of the United States.

We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. In addition, a percentage of the payments to us in our international markets are often in local currencies. Although most of these currencies are presently convertible into U.S. dollars, we cannot be sure that convertibility will continue. Even if currencies are convertible, the rate at which they convert is subject to substantial fluctuation. Our ability to transfer currencies into or out of local currencies may be restricted or limited. Any of these events could result in a loss of business or other unexpected costs, which could reduce revenue or profits and have a material adverse effect on our business, financial condition, results of operations and liquidity.

We routinely operate in areas where local government policies regarding foreign entities and the local tax and legal regimes are often uncertain, poorly administered and in a state of flux. We cannot, therefore, be certain that we are in compliance with, or will be protected by, all relevant local laws and taxes at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxes could have a material adverse effect on our business, financial condition, results of operations and liquidity. One or more of these factors could adversely affect our future international operations and, consequently, could have a material adverse effect on our business, financial condition, results of operation and liquidity.

CADRE HOLDINGS, INC.

Risks Related to Our Business

Many of our customers have fluctuating budgets, which may cause substantial fluctuations in our results of operations.

Customers for our products include domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fishing and wildlife enforcement and departments of corrections, as well as federal agencies and numerous foreign government agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. In addition, first responder budgets have been the subject of increased discussions as a result of controversies relating to police reform. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for state, local, municipal as well as federal and foreign governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity.

Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.

The markets in which we operate include a large number of competitors ranging from small businesses to multinational corporations and are highly competitive. Competitors who are larger, better financed and better known than we are may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances amongst competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. Any such development could have a material adverse effect on our business, financial condition, results of operations and liquidity.

There are limited sources for some of our raw materials and components, which may significantly curtail our manufacturing operations.

The raw materials and components that we use to manufacture our products, include SpectraShield®,a patented product of Honeywell, Inc.; Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc.; Dyneema®, a patented product of Koninklijke DSM N.V.; and Twaron®, a patented product of Teijin Limited, amongst others, which we use in manufacturing ballistic resistant garments. We purchase the materials and components that we use in manufacturing ballistic resistant garments directly from these suppliers and also through five independent weaving companies. The supply of the materials and components that we use to manufacture our products may be constrained by a number of factors, including a supplier’s need to prioritize the manufacture of rated orders issued under the Defense Production Act of 1950 (the “DPA”). We cannot predict when the United States government will invoke the DPA, and in the past we have faced shortages from our sources of materials and components when the DPA has been invoked, including shortages in the raw materials and components that we use in manufacturing ballistic resistant garments.

Should these materials or components become unavailable for any reason, we would not necessarily be able to replace them with materials or components of like weight and strength, as our ballistic resistant garments must be manufactured to specific standards using specific materials and components that are not necessarily interchangeable based on metrics such as weight and strength. When we have faced shortages in the past, we have been able to ameliorate the issue by obtaining substitutable alternative materials and components from other commercially available sources. However, the use of alternative materials and components in our ballistic resistant garments requires research and development, recertification as well as customer acceptance of the new products utilizing these alternative materials and components, and there is no guarantee that any such recertification or acceptance will be obtained by us. Thus, if our supply of any of these materials or components were materially reduced or cut off or if there were a material increase in the prices of these materials or components, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

CADRE HOLDINGS, INC.

Our resources may be insufficient to manage demand.

As we expand our operations, any growth may place significant demands on our management, administrative, operating and financial resources. The growth of our customer base, the types of services and products offered and the geographic markets we serve place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our products and systems. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel; our ability to implement successful enhancements to our management, accounting and information technology systems; and our ability to adapt those systems, as necessary, to respond to any growth in our business.

We are dependent on industry relationships.

A number of our products are components in our customers’ final products. Accordingly, to gain market acceptance, we must demonstrate that our products will provide advantages to the manufacturers of final products, including increasing the safety of their products, providing such manufacturers with competitive advantages or assisting such manufacturers in complying with existing or new government regulations affecting their products. There can be no assurance that our products will be able to achieve any of these advantages for the products of our customers. Furthermore, even if we are able to demonstrate such advantages, there can be no assurance that such manufacturers will elect to incorporate our products into their final products, or if they do, that our products will be able to meet such customers’ manufacturing requirements. Additionally, there can be no assurance that our relationships with our manufacturer customers will ultimately lead to volume orders for our products. The failure of manufacturers to incorporate our products into their final products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may be unable to protect our proprietary technology.

We depend upon a variety of methods and techniques that we regard as proprietary trade secrets. We also depend upon a variety of trademarks, service marks and designs to promote brand name development and recognition. We rely on a combination of trade secret, copyright, patent, trademark, unfair competition and other intellectual property laws as well as contractual agreements to protect our rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to intellectual property, however, such measures may not provide adequate protection. It is possible that our competitors may access our intellectual property and proprietary information and use it to their advantage. In addition, there can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology. Any unenforceability or misappropriation of our intellectual property could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Furthermore, we cannot assure you that any pending patent application or trademark application made by us will result in an issued patent or registered trademark, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Unfavorable results in such litigation could also result in the loss or compromise of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties on unfavorable terms, or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

CADRE HOLDINGS, INC.

Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.

Our future success and competitive position depend to a significant extent upon our proprietary technology. We must make significant investments to continue to develop and refine our technologies. We will be required to expend substantial funds for and commit significant resources to research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques. Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to introduction, cost and performance with the design and manufacturing capabilities. The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers’ end products. Because of the complexity of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If we are unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may be adversely affected by applicable environmental, health and safety laws and regulations.

We are subject to federal, state, local and foreign laws and regulations governing environment, health and safety (“EHS”) matters, including those regulating discharges to the air and water, the management of wastes, the control of noise and odors, and the maintenance of a safe and healthy operating environment for our employees. We cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies in our industry, we are subject to potentially significant fines or penalties if we fail to comply with various EHS requirements. Such requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you whether these requirements will change in a manner requiring material capital or operating expenditures or will otherwise have a material adverse effect on us in the future. In addition, we are also subject to environmental laws requiring the investigation and clean-up of environmental contamination. We may be subject to liability, including liability for clean-up costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of wastes, notwithstanding that historic disposal practices may have been in accordance with all applicable requirements. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of our crowd control products, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Moreover, private parties may bring claims against us based on alleged adverse health impacts or property damage caused by our operations. The amount of liability for cleaning up contamination or defending against private party claims could be material and have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may lose money or generate less than expected profits on our fixed-price contracts.

Our direct government contracts are primarily fixed-price for a specified term. Under these contracts, we agree to perform a specific scope of work or deliver a certain quantity of end items for a fixed price. Typically, we assume more risk with fixed-price contracts since we are subject to rising labor costs and commodity price risk. Fixed-price contracts require us to price our contracts by forecasting our expenditures. When making proposals for fixed-price contracts, we rely on our estimates of costs and timing for completing these projects. These estimates reflect management’s judgments regarding our capability to complete projects efficiently and timely. Our production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. Therefore, we may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

As it relates to our Products segment, fixed-price contracts represented less than 12% of annual net sales in 2020. For our Distribution segment, we estimate that fixed-price contracts represented approximately 55% of annual net sales in 2020.

CADRE HOLDINGS, INC.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm our operating results and prospects.

As a direct and indirect contractor to the U.S. government, which represents approximately 16% of our business in 2020, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which effect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to:

●	protest or challenge by unsuccessful bidders; and
●	unilateral termination, reduction or modification by the government.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management’s attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our Chief Executive Officer has divided responsibilities and is not required to devote any specified amount of time to our business.

Our Chief Executive Officer, Warren Kanders, is also the Executive Chairman of Clarus Corporation, which is in the business of designing, manufacturing, and marketing equipment for outdoor recreation activities. Our employment agreement with Mr. Kanders requires that he devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he is permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including provisions relative to non-competition. Mr. Kanders’ employment agreement does not require him to devote any specific amount of time to the Company. Accordingly, it is possible that Mr. Kanders will fail to devote the necessary time to our Company which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could have a material adverse effect on us.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Like all Internet services, our direct-to-consumer service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of our systems or a vendor’s systems security occurs, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract customers, which could have a material adverse effect on our business. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

CADRE HOLDINGS, INC.

Further, a disruption, infiltration or failure of our information technology systems or any of our data centers including the systems and data centers of our third-party vendors as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. In addition, our ability to integrate, expand, and update our information technology infrastructure is important for our contemplated growth, and any failure to do so could have an adverse effect on our business.

We cannot fully control the actions of third parties who may have access to the customer data we collect and the customer data collected by our third party vendors. We may be unable to monitor or control such third parties and the third parties having access to our other websites in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, customer information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the security of data relating to our customers and employees, to comply with our posted privacy policies, our predecessors’ posted policies, laws and regulations, rules of self-regulatory organizations, or industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose customers, revenue and employees.

Misuse of our products may adversely affect the Company’s reputation.

The target end users of the products that we sell, which include firearms, ammunition and body armor, are licensed professionals that include state and local law enforcement, federal agencies, foreign police, military agencies as well as private security firms. However, if any misuse of our products were to occur, the Company’s reputation could be harmed. The occurrence of any misuse of our products could seriously damage our reputation and the image of our brands or cause our customers to consider alternatives to the Company’s products, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception, could negatively impact our business.

Negative claims or publicity involving us, our board of directors, our brands, our products, services and experiences, consumer data, or any of our key employees, or suppliers could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate.

Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Negative attention or scrutiny on the various products sold by our brands can also possibly result in negative publicity. For example, heightened governmental scrutiny of the safety of crowd control products has resulted in requests by two subcommittees of the U.S. House Committee on Oversight and Reform for information from major U.S. manufacturers, including us, relating to the production, sale, safety, and regulation of crowd control products. Congressional scrutiny and other similar inquiries by governmental bodies may damage our reputation and may also result in potential legislation designed to regulate the various products sold by our brands.

Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or receives negative publicity, then our business, financial condition, results of operations and liquidity could be materially adversely affected.

CADRE HOLDINGS, INC.

The terms of our outstanding long-term debt and any requirements to incur further indebtedness or refinance our outstanding indebtedness in the future could have a material adverse effect on our business and results of operations.

Our significant payment obligations under the terms of our long-term debt, $228.5 million of which was outstanding as of September 30, 2021, together with any additional indebtedness we may incur in the future (including under the New Credit Agreement), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

●	make it more difficult for us to pay or refinance debts as they become due;
●	require us to use a larger portion of cash flow for debt service, reducing funds available for other purposes;
●	limit our ability to pursue business opportunities, such as potential acquisitions, and to react to changes in market or industry conditions;
●	reduce the funds available for other purposes, such as implementing our strategy, funding capital expenditures and making distributions to stockholders;
●	increase our vulnerability to adverse economic, industry or competitive developments;
●	affect our ability to obtain additional financing;
●	decrease our profitability or cash flow, or require us to dispose of significant assets in order to satisfy debts and other obligations if we are not able to satisfy these obligations using cash from operations or other sources; and
●	disadvantage us compared to competitors.

Any of the foregoing, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and prospects. A breach of, or the inability to comply with, the covenants in our term loan facility and revolving credit agreement could result in an event of default, in which case the lenders will have the right to declare all borrowings to be immediately due and payable, which would have a material adverse effect on our business, financial condition, results of operations and prospects and could lead to foreclosure on our assets.

In the future, we may need to refinance our indebtedness. However, additional financing may not be available on favorable commercial terms to us, or at all. If, at such time, market conditions are materially different or our credit profile has deteriorated, the cost of refinancing such debt may be significantly higher than our indebtedness existing at that time. Furthermore, we may not be able to procure refinancing at all. Any failure to meet any future debt service obligations through use of cash flow, refinancing or otherwise, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to our Acquisition Strategy

A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

We compete with many other companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to further develop and integrate acquired businesses. Our strategy of growing through the acquisition of businesses and assets relies on our ability to consummate acquisitions to develop and offer new products that foster the growth of our core business, and to establish ourselves in other geographic regions and related businesses in which we do not currently operate. Increased competition for acquisition opportunities may impede our ability to acquire these companies because they choose another acquirer. It could also increase the price that we must pay for these companies. Either of these outcomes could reduce our growth, harm our business and adversely impact our ability to consummate acquisitions.

CADRE HOLDINGS, INC.

We may be unsuccessful in identifying suitable acquisition candidates, which may negatively impact our competitive position and our growth strategy.

In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of 12 acquisitions and two divestitures and we are in discussions to acquire additional businesses including our planned acquisitions. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to offer new products in line with industry trends.

The due diligence process that we undertake in connection with acquisitions may not reveal all facts that may be relevant in connection with an investment.

Before making acquisitions and other investments, we conduct due diligence of the target company that we deem reasonable and appropriate based on the facts and circumstances applicable to each acquisition. The objective of the due diligence process is to assess the investment opportunities based on the facts and circumstances surrounding an investment or acquisition. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.

Acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for our Company to become profitable. We will implement, and the management teams of the acquired businesses will adopt, our policies, procedures and best practices. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Furthermore, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Further, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the businesses we acquire may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

CADRE HOLDINGS, INC.

We typically retain the management of the businesses we acquire and rely on them to continue running their businesses, which leaves us vulnerable in the event they leave our Company.

We seek to acquire businesses that have strong management teams that will continue to run the business after the acquisition. We often rely on these individuals to conduct the day-to-day operations, and pursue the growth, of these acquired businesses. Although we typically seek to sign employment agreements with the managers of acquired businesses, it remains possible that these individuals will leave our organization. This would harm the prospects of the businesses they manage, potentially causing us to lose money on our investment and harming our growth and financial results.

Risks Related to Ownership of our Common Stock

We are a “controlled company” within the meaning of the rules of the NYSE and the rules of the SEC and, as a result, qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.

Warren Kanders beneficially owns in excess of 50% of the voting power of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:

●	a majority of our board of directors consists of “independent directors” as defined under the rules of the NYSE;
●	our director nominees be selected, or recommended for our board of directors’ selection, by a nominating/corporate governance committee comprised solely of independent directors; and
●	the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors.

If the Company were to rely on the foregoing exemptions, we may not have a majority of independent directors, and our compensation committee and nominating/corporate governance committee may not consist entirely of independent directors, and therefore you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. However, we do not intend to utilize any of the foregoing corporate governance exemptions.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 78.64% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;
●	entrench our management and the board of directors; or
●	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

An active trading market for our common stock may not develop.

Prior to our initial public offering, there has been no public market for our common stock. Although our common stock is listed on NYSE, an active trading market for our shares may never develop or be sustained following our initial public offering. If an active market for our common stock does not develop, it may be difficult for you to sell shares without depressing the market price for the shares or at all.

CADRE HOLDINGS, INC.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our results of operations;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
●	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	changes in our board of directors or management;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	lawsuits threatened or filed against us;
●	changes in laws or regulations applicable to our business;
●	the expiration of contractual lock-up agreements;
●	changes in our capital structure, such as future issuances of debt or equity securities;
●	short sales, hedging and other derivative transactions involving our capital stock;
●	general economic conditions in the United States and abroad; and
●	other events or factors, including those resulting from war, pandemics, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including e-commerce companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market following the completion of our initial public offering, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our executive officers, directors, holders of substantially all of our outstanding capital stock and substantially all of our stock options and restricted stock units are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from November 3, 2021. Subject to certain exceptions, the lock-up agreements limit the number of shares of capital stock that may be sold immediately following this initial public offering. Subject to certain limitations, as of May 2, 2022, approximately 27,392,350 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period. The representatives of the underwriters in our initial public offering may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

CADRE HOLDINGS, INC.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
●	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

CADRE HOLDINGS, INC.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes- Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be materially adversely affected.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our initial public offering and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock, which may also have the consequence of depressing the market price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	permitting the board of directors, and not stockholders, to establish the number of directors and fill any vacancies and newly created directorships;
•	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

CADRE HOLDINGS, INC.

•	restricting the forum for certain litigation against us to Delaware;
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•	preventing stockholders from taking any action except at a formal meeting of stockholders;
•	requiring certain amendments to our amended and restated certificate of incorporation to be approved by the holders of at least 66 2/3% of our then-outstanding common stock; and/or requiring that any special meeting of our stockholders will only be able to be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our President.

These provisions, alone or together, may (a) frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to select or replace members of our board of directors, which is responsible for appointing the members of our management; (b) discourage, delay, or prevent a transaction involving a change in control of our Company, and/or (c) discourage proxy contests, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the market price of our common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction or the federal district court for the District of Delaware if no state court in the State of Delaware has jurisdiction) is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. Our amended and restated bylaws provide that this choice of forum does not apply to any complaint asserting a cause of action under the Securities Act or the Exchange Act. Finally, our amended and restated bylaws provide that the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders cannot waive our compliance with federal securities laws and the rules and regulations thereunder.

Our amended and restated bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

CADRE HOLDINGS, INC.

Our payment of future quarterly dividends on our common stock is subject to the discretion and approval of our Board of Directors.

On November 11, 2021, the Company announced that its Board of Directors approved the initiation of the Quarterly Cash Dividend program of $0.08 per share of the Company’s common stock or $0.32 per share on an annualized basis. While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our New Credit Agreement on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our New Credit Agreement, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our amended and restated certificate of incorporation authorizes the issuance of shares of blank check preferred stock.

Our amended and restated certificate of incorporation provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 10,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of us without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

We may issue a substantial amount of our common stock in connection with future acquisitions, and the sale of those shares could adversely affect our stock price.

As part of our acquisition strategy, we anticipate issuing additional shares of common stock as consideration for such acquisitions. To the extent that we are able to grow through acquisitions and issue shares of our common stock as consideration, the number of outstanding shares of common stock that will be eligible for sale in the future is likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell large quantities of their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained.

CADRE HOLDINGS, INC.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated and Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on July 12, 2021).
10.1

Term Loan and Security Agreement, dated as of November 17, 2020, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Guggenheim Credit Services, LLC, as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.2

First Amendment to Term Loan and Security Agreement, dated March 1, 2021, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Guggenheim Credit Services, LLC, as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.3

Second Amended and Restated Loan and Security Agreement, dated as of November 18, 2016, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.4

Consent and First Amendment to Second Amended and Restated Loan and Security Agreement, dated May 1, 2017, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.5

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated June 1, 2017, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.6

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated June 29, 2017, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.7

Consent and Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 3, 2018, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.8

Consent and Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated June 20, 2019, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.9

Consent and Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated November 17, 2020, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.10

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2021, by and among Cadre Holdings, Inc. (f/k/a Maui Acquisition Corp.), its then subsidiaries party thereto as borrowers and guarantors, Bank of America, N.A., as agent, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.11	Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.12	Form of Award Agreement under the Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.13	Safariland Group 2021 Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.14

Form of Award Agreement under the Safariland Group 2021 Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.15	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

CADRE HOLDINGS, INC.

10.16	Form of Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.17	Form of Stock Award Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.19

Employment Agreement between Cadre Holdings, Inc. and Warren Kanders, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed in July 12, 2021).

10.20

Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.21

Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).

10.22

Credit Agreement, dated July 23, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 27, 2021).

10.23

Safariland Group 2021 Amended and Restated Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 3, 2021).

10.24

First Amendment to Credit Agreement, dated August 20, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.25

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Warren Kanders, dated September 1, 2021 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.26

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated September 1, 2021 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.27

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated September 1, 2021 (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.28

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**

Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

CADRE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRE HOLDINGS, INC.
Date: December 2, 2021	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2021	By:	/s/ Blaine Browers
	Name:	Blaine Brower
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)