Form 10-K
period 2021-12-31
Cadre Holdings, Inc.
filed 2022-03-11
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40698

CADRE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3873146
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
13386 International Parkway, Jacksonville, FL	32218
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (904) 741-5400

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	CDRE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on November 4, 2021.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholder, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

As of March 7, 2022, there were 34,383,350 shares of common stock, par value $0.0001, outstanding.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Cadre”, “we,” “us,” and “our,” refer to the consolidated business of Cadre Holdings, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, if any, as of the date of the applicable filed document), and any accompanying supplement, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,
●	customers, distributors or otherwise;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;

●	the effect of the COVID-19 pandemic on the Company’s business;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the increased expenses associated with being a public company; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future filings with the Securities and Exchange Commission (“SEC”). The following information should be read in conjunction with the Consolidated Financial Statements included in this Report.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

PART I

Item 1. Business

BUSINESS

Business Overview

For over 55 years, we have been a global leader in the manufacturing and distribution of safety and survivability equipment for first responders. Our equipment provides critical protection to allow its users to safely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment and duty gear through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

As discussed below, we believe we have established leading market positions in our major product categories through high-quality standards, innovation and a direct connection to the end users, including being a leading provider of explosive ordnance disposal technician equipment globally as well as a leading provider of safety holsters and a top provider of soft body armor for first responders in the U.S. We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety and survivability equipment in the first responder market. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of Defense (“DoD”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”) and numerous foreign government agencies. We have a large and diverse customer base, with no individual customer representing more than 10% of our total revenue.

We are committed to honoring those who put their lives in danger through the SAVES CLUB®, which pays homage to first responders who experience a life-threatening incident in the line of work in which our armor or gear contribute to saving their lives. The club currently has over 2,000 members and counting. With the help of our suppliers, distributors and first responder end users, we strive to fulfill the Company creed: Together, We Save Lives.

Industry Overview

The market for safety and survivability equipment serving first responders focuses on providing a diverse set of protective and mission enhancing products and solutions to our target end users. The market is driven by multiple factors including customer refresh cycles, growing number of personnel employed by first responder organizations, equipment replacement and modernization trends, greater emphasis on public and first responders’ safety and demographic shifts.

Body armor, explosive ordnance disposal equipment and duty gear comprise the core product areas in the safety and survivability equipment market and law enforcement personnel growth is a significant driver for our business. The U.S. Bureau of Labor Statistics projects the number of law enforcement personnel in the U.S. to increase at a faster rate than broader labor market growth over the 10-year period from 2019 to 2029, or 5%, from 813,500 in 2019 to 854,200 in 2029. Demand for first responder safety and survivability equipment is also fueled by increasing law enforcement budgets.

In addition to the macro industry trends, each of these product segments experience unique drivers in and of themselves. Increasing mandatory body armor use and refresh policies, evolving technical standards and increases in tactical or special weapons and tactics (“SWAT”) law enforcement personnel act as tailwinds to the body armor market. Meanwhile, the explosive ordnance disposal equipment market is driven by the continued emergence of new global threats while duty gear is driven mainly by product use and replacement cycles.

Our management estimates the annual addressable market for soft body armor (including tactical soft armor) to be approximately $870 million. We also estimate explosive ordnance disposal equipment to have an addressable market of approximately $245 million over the seven-to-ten year life cycle of the products’ installed base. Finally, the annual addressable market for holsters for the global law enforcement and military and consumer markets is estimated to be approximately $380 million.

The international market is also poised for growth as foreign governments face increasingly complex safety challenges and seek to replace legacy equipment. Additionally, we foresee the demand for safety and survivability equipment from overseas markets to increase due to heightened awareness of the importance and effectiveness of such products and as countries are exposed to new threats. Our management estimates our addressable number of total law enforcement personnel outside the U.S. to be approximately 9,658,000, representing a substantial market opportunity.

Our management team believes that the safety and survivability equipment industry for first responders represents a stable and growing market with long-term opportunities. Given our strong market standing, direct connection to the end users, extensive distribution network, long history of innovations and high-quality standards, we believe we are well positioned to capitalize on the positive market dynamics.

Competitive Strengths

Leading, independent global provider of safety and survivability equipment for first responders. Our history as a leading provider of high-quality safety and survivability equipment dates back to 1964. Our differentiated value proposition is built on superior quality combined with an unwavering focus on critical safety standards, making us the trusted brand name for first responders. Our extensive product breadth allows us to serve as a one-stop shop for our end users and their safety and survivability equipment needs.

Strong market positions. Based on data we collect related to end users and publicly available information on awarded contracts and purchases, we believe we have leading market positions across multiple product categories through superior quality and performance differentiating us from our competition. By way of reference, we sell concealable tactical, hard armor, or duty retention holsters to the majority of the top 50 police departments in the U.S. by size. Furthermore, we are a party to multi-year contracts for the largest bomb suit teams in the world including the U.S. Army, U.S. Marine Corps and U.S. Air Force. Our products continually exceed stringent industry safety standards and are recognized for advancements in performance through innovation and technological enhancement.

Mission-critical products with recurring demand characteristics. Our products provide critical protection to their end users as well as those around them, with limited or no room for error. As a result, stringent safety standards and customary warranty provisions create refresh cycles on over 80% of the equipment we supply to ensure efficient and effective performance at all times. Demand associated with these refresh cycles drives a highly predictable recurring revenue stream. The majority of our remaining revenue is associated consumable products driving recurring sales based on replenishment needs.

Attractive macro-economic and secular tailwinds driving demand and visibility for our products. The vast majority of our end markets are acyclical in nature, as their demand is driven primarily by the first responder budgets, and relatively unaffected by economic cycles. Our business has benefitted from key shifts serving as tailwinds to our growth strategy including the increasing focus on safety, replacement and modernization trends as well as demographic shifts and urbanization.

Compelling organic and inorganic growth roadmap. Leveraging our differentiated product development process and technical knowhow, leading domestic market position and first mover advantage with our suppliers, we plan to drive profitable organic revenue growth via new product development and geographic expansion. In particular, international expansion is an especially important initiative in our organic growth roadmap due to the significant market share opportunity and increasing investments in safety and survivability equipment in various key geographic markets. We expect to supplement our organic growth through a targeted M&A program spanning our existing core products and markets as well as attractive adjacencies.

Attractive financial profile with strong EBITDA margins and free-cash-flow generation. We generate strong profitability through diligent portfolio management of customers and contracts and continued focus on cost structure to drive operating leverage. Our strong profitability combined with minimal capital expenditure requirements result in high free-cash-flow generation, which is a key driver for our internal research and development initiatives and targeted M&A program. Our Adjusted EBITDA Conversion Rate is consistently greater than 90%.

Tenured management with significant public company platforms. Our management team is comprised of executive officers with extensive experience at public company platforms including Armor Holdings Inc., Danaher Corporation, General Electric Company and IDEX Corporation. Together they bring an established track record of strong performance operating and growing public companies both organically and via acquisitions. This experience has created a differentiated approach to our operating model through their expertise in building a culture of operational and cultural excellence, complexity reduction, and innovation.

Long-term customer relationships across diverse end markets and geographies. We maintain long-term relationships with over 23,000 first responders and federal agencies both domestically and internationally, with top customer relationships averaging an excess of 15 years. Our global presence spans over 100 countries across North America, Europe and other regions.

Products

We design and manufacture a diversified product portfolio of critical safety and survivability equipment to protect first responders. We maintain clear market-leadership positions in certain core product categories including body armor, explosive ordnance disposal equipment and duty gear. Over 80% of our product line is tied to customary or mandated refresh cycles of between five and ten years, which drives a highly predictable recurring revenue stream. The majority of the remaining revenue is associated consumable products. Our overall strategy is to drive growth by leveraging our leading market shares and competitively differentiated offerings in each of our core product categories, including:

Body Armor. We offer a full range of field-proven advanced armor solutions. Our products incorporate cutting-edge technology, innovative materials and processes in order to provide the best protection, reduce weight and optimize ergonomics for the end user. The majority of our armor products, which comply with NIJ or other applicable standards, are made-to-measure. We recently launched an industry-first partnership to provide law enforcement officers and first responders with the ability to determine size through the use of mobile phone scanning and artificial intelligence technologies.

Our principal body armor product offerings include concealable, corrections and tactical armor, which provide varying levels of protection against ballistic or sharp instrument threats. Our body armor products are sold under the well-known Safariland® and Protech® Tactical brand names. We also sell products in partnership with industry leading developer Hardwire LLC.

Our body armor panels that are manufactured in the United States are designed to meet applicable ballistic performance standards established by the NIJ. We also manufacture body armor in Arnprior, Canada; Warrington, England; and Kaunas, Lithuania; that is certified to meet applicable international armor standards. We also distribute a variety of third-party items, including helmets, and face shields for protection from blunt trauma and explosive shrapnel.

Explosive Ordnance Disposal. We are the global leader of a highly engineered portfolio of critical operator survival suits, remotely operated vehicles, specialty tools, blast sensors, accessories and vehicle blast attenuation seats for bomb safety technicians. As the most trusted brand in the market, Med-Eng is the go-to source for explosive ordnance solutions in the developed world. Our products provide end users with the latest protective technologies integrated with electronic components and communications equipment.

Med-Eng has a fielded installed base of bomb suits in over 100 countries, yielding predictable, recurring replacement cycles. Our continuous investment in R&D supported by our existing IP portfolio, drives next- generation technologies designed to meet the ever-evolving threats for operators in the field. Select customers include our position as a provider for the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, FBI, ATF and all NATO countries.

Duty Gear. We are the industry leader in holster innovation and safety engineering and our products incorporate industry standard safety locking mechanisms on which a majority of first responders are trained. The end user base for our holster products includes state and local law enforcement, federal agencies including the DoS, DoD, DoI, DHS, and DoC, foreign police and military agencies, and the commercial concealed carry market. We also offer a complementary line of officer duty gear including belts and accessories.

In connection with the mission critical nature of duty gear products, we dedicate significant product development resources to ensure efficient and effective performance of our products. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland® and Bianchi® brands.

Other Protective and Law Enforcement Equipment. Supplementary to our core product offerings, we design, manufacture, assemble, and market a suite of equipment to round out our product portfolio. Key products include communications gear, forensic and investigation products, firearms cleaning solutions, and crowd control products. These products are marketed under several well-known niche brands. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition.

Growth Strategy

Our growth plan consists of a multi-pronged approach that includes driving profitable core revenue growth through new product introductions and international market expansion combined with targeted acquisitions, enhanced through our operating model.

Profitable Core Revenue Growth. We believe that our leading market positions across a range of core categories will continue to yield significant growth opportunities. Our management team is focused on delivering new product launches, increasing customer wallet share, executing on key new contract opportunities and expanding our high-margin e-commerce and direct-to-consumer capabilities to continue to drive revenue growth. Examples of recent product innovation include the development of a 3D body sizing solution for soft armor, introduction of our next generation holsters, and working with key suppliers on the use of emerging materials for utilization in new armor products. We are also seeking to expand our leadership in high-growth technologies through the development of our blast sensor equipment for soldier protection. We believe this opportunity could represent a total potential addressable market opportunity of up to approximately $500 million based on the total size of the DoD branches ultimately participating in the program. The requirement for blast sensors and the potential market for all branches of the U.S. military is supported by the Blast Pressure Exposure Study Improvement Act which was signed into law as part of the National Defense Authorization Act for Fiscal Year 2020.

International Market Expansion. We are also committed to increasing our market share internationally. Given our leading domestic market position and our products’ high-quality standards and performance, we believe we are well positioned to take advantage of the growth in international demand for safety and survivability equipment for first responders. We intend to penetrate certain international markets through leveraging existing relationships, building local market teams and expansion into relevant market adjacencies.

Targeted M&A Program. To supplement organic growth and internal research and development, our management team has historically undertaken a targeted M&A program, completing 13 transactions to date. These strategic acquisitions have allowed us to expand our product and technology offerings, enter new markets and expand geographically to achieve attractive returns in our invested capital period.

We maintain a robust pipeline of opportunistic M&A opportunities, spanning our existing core products and markets as well as attractive adjacencies within the safety and survivability landscape. We plan to utilize our relatively high free-cash-flow generation and historical success in acquisitions to drive favorable acquisition structures and efficient integration. Our operating model, passion around connecting with customers and expansive channel help maximize the value created from our acquisitions.

Continuous Margin Improvement Initiatives. Our management team has shown a strong track record of achieving cost structure optimization to drive operating leverage, as evidenced by past years’ margin improvements. Our operating model starts with complexity reduction then uses lean tools and methods to continuously improve operational and commercial processes. Strategic initiatives completed over the past few years include among others, rationalizing the Company’s manufacturing footprint, divesting non-core activities, enhancing our supply-chain and optimizing customer relationships and key contracts. Together these activities have helped enhance the Company’s manufacturing and sales operations, ultimately driving profitability growth.

Customers and Selling Channels

We sell our products through distributors and work directly with agencies to effectively reach end users. We classify our first responder customers into four categories: U.S. State and Local Agencies, International, U.S. Federal Agencies, and Commercial (which includes our direct-to-consumer sites).

U.S. State and Local Agencies. We have built relationships with nearly every domestic law enforcement agency in the country, selling at least one product category to each of the top 50 major departments. Other end users in this category include fire and rescue, explosive ordnance disposal technicians, EMT, fishing and wildlife enforcement and departments of corrections. We sell our products through a network of longstanding third-party distributors as well as an owned distribution platform, both of which interact directly with agencies and end users.

International. Over the past three years, we have sold products to more than 100 countries globally. We service foreign defense ministries, foreign national law enforcement agencies and other foreign agencies through our distribution partners as well as through agency agreements with representatives to help service broad regions.

U.S. Federal Agencies. We sell to a variety of federal agencies including the DoS, DoD, DoI, DoJ and DHS Inc. Furthermore, we have long-standing contracts with key departments within the U.S. Army, U.S. Air Force, U.S. Navy and U.S. Marine Corps.

Commercial. Our Commercial channel consists primarily of sales through largely recognized e-commerce companies and retailers as well as through our own e-commerce sites.

We service each of our channels through in-field technical salespeople and an owned distribution network. Our traditional distribution network consists of longstanding distribution partners and agents for first responders and federal agencies, retailers and e-commerce platforms and our own website where we sell directly to the end user. We pair our in-house expertise with outside partners in order to provide our customers with the best service possible while maintaining a real-time understanding of end user needs. In total, we have 61 salespeople domestically and 9 internationally. We believe that by combining our third party network with our in-house salesforce and our extensive owned distribution network, we create continuous customer interaction and best- in-class service and training, providing us with a distinct advantage over our peers.

Our brand name recognition and reputation among our customers, diversified product line and extensive distribution network are central to our marketing strategy. We leverage these advantages along with involvement and support of several law enforcement associations to market our products.

Manufacturing and Raw Materials

We operate a global manufacturing footprint with 14 sites across North America and Europe. Each site has capacity to scale up without further material investment in machinery and equipment. Additionally, we manage a diverse global supplier base of leading textile, fabric and raw material providers. We have multiple sources for each input in order to limit our dependency on any single vendor. No supplier makes up more than 10% of total purchases.

We are reliant on certain suppliers that provide us with the raw materials and components that we utilize in manufacturing our ballistic resistant garments. Although in some cases substitutable alternative materials and components may be obtained from other commercially available sources, any change in the materials and components that we utilize in manufacturing our ballistic resistant garments may require additional research and development, recertification as well as customer acceptance.

Competition

We compete in the large public safety and outdoor and recreation markets amongst other ancillary addressable markets. Competition in the public safety markets depends on the specific product in question but is generally based on a number of factors including product quality, safety performance, fit, price, and brand recognition. We believe that we have been able to compete successfully driven by the combination of our brand and product dependability, superior engineering and manufacturing capabilities, industry-leading product innovations, as well as on the breadth of our offering to customers.

Our primary competitors include, but are not limited to, Point Blank Enterprises, Inc., Avon Protection Systems, Inc., Central Lake Armor Express, Inc. (d/b/a Armor Express), as well as the Blackhawk division of Vista Outdoor Inc. None of our competitors across individual product categories compete in each our product verticals, making us the only one-stop provider of critical safety and survivability equipment solutions in the market.

Certain of our products cross over into the broader outdoor and recreation market, which is highly fragmented and highly competitive. While we believe that acceptance in this market is principally driven by the ability to bring new and innovative products to market, price point is critical.

Human Capital

We have a total of 2,237 employees. Of these employees, 1,715 were engaged in manufacturing, 199 in sales, marketing, product management and customer support, 154 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 122 in R&D, technical engineering, manufacturing engineering and project management, 36 retail store associates and 11 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

Research and Development

Our significant IP portfolio combined with best-in-class product development and advanced materials processing separates us from our competitors. We have dedicated research and development centers at our manufacturing sites that specialize in product categories, including ballistics developments and state-of-the-art testing laboratory in Ontario, California, blast impact and technology development for explosive ordnances in Ottawa, Canada, and holster development and design in Jacksonville, FL, each of which focus on quality and product performance in order to generate critical real-time feedback. We aim to achieve efficient integration of quality materials and latest technologies to develop our products, which will allow us to leverage our first mover advantage from our suppliers.

Intellectual Property and Trademarks

We own significant intellectual property, including patents, trademarks, manufacturing processes and trade secrets related to our products, processes and business. Although our intellectual property plays an important role in maintaining our competitive position, we do not consider any single patent, trademark, manufacturing process or trade secret to be of material importance to any segment or to the business as a whole.

We own a total of 360 patents and pending patent applications worldwide, of which 339 are patents granted and 21 are pending patent applications, with expiry dates ranging from 2022 to 2045 in 29 jurisdictions. Of those 360 patents and pending patent applications, 265 are for utility patents and 95 are for design patents. We own patents and pending patent applications in the United States, Australia, Belgium, Brazil, Canada, the People’s Republic of China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, New Zealand, Norway, Poland, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Kingdom, as well as in the European Union.

The loss of patent protection for patents expiring in 2022 is not expected to have a material effect on our business.

Our material registered trademarks include SAFARILAND® and MED-ENG®.

The following table describes the material patents and patent applications owned or licensed by us, segregated by product category, including the range of expiry dates:

			Range of		Range of
		Number of	Expiration	Number of	Expiration Dates
		Patents	Dates for	Pending Patent	(if Pending Patent
Product Category	Ownership	Granted	Granted Patents	Applications	Granted)
Body Armor	Safariland, LLC	37	2022 – 2041	1	2040
Body Armor	Pacific Safety Products, Inc.	1	2023	—	—
Duty Gear	Safariland, LLC	79	2022 – 2040	6	2036 – 2041
Duty Gear	Radar Leather Division S.r.l.	65	2022 – 2038	3	2037 – 2039
EOD	Med-Eng, LLC	78	2022 – 2045	3	2036 – 2040
Crowd Control	Defense Technology, LLC	33	2026 – 2038	3	2035 – 2041
Crowd Control	Safariland, LLC	1	2032	—	—
Other – Diversified	Safariland, LLC	45	2022 – 2038	5	2036 – 2041

Government Regulation

We are subject to federal licensing requirements with respect to the sale of some of our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace.

The export of certain of our products from the U.S. is subject to various U.S. regulations, including laws and regulations relating to import-export controls, technology transfers, the International Traffic in Arms Regulations (“ITAR”), and the Export Administration Regulations (“EAR”). More specifically, to export some of our products in accordance with ITAR or EAR, we must obtain export authorizations or licenses from the U.S. government, primarily the U.S. Department of State for ITAR and the U.S. Department of Commerce for EAR. Also, the Arms Export Control Act of 1976 (“AECA”) requires that a certification be provided to the U.S. Congress prior to the granting of any license or other approval for certain transactions involving exports of any defense articles and defense services and for exports of major defense equipment.

Our business in Canada is subject to the Canadian Controlled Good Directorate Registration regime, which regulates commerce in controlled goods, meaning those that require a license to export, including ITAR items.

We are also subject to the Foreign Corrupt Practices Act (“FCPA”) along with similar anti-corruption laws worldwide which prohibit improper payments to foreign governments and their officials by U.S. and other business entities.

The transportation of certain of our products is subject to U.S. Department of Transportation Hazardous Material Regulations (“HMR”), which govern the transportation of hazardous materials in interstate, intrastate, and foreign commerce. Prior to transportation into and within the United States, explosives must be tested and classified by the U.S. Department of Transportation.

Domestically, the manufacture, sale, and purchase of certain products are subject to extensive federal, state, and local governmental regulation, with the primary regulatory body being the U.S. Bureau of Alcohol, Firearms, and Explosives (“ATF”). The primary federal laws are the National Firearms Act of 1934 (“NFA”), the Gun Control Act of 1968 (“GCA”) and the AECA. Among other things, the ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses.

The Federal Acquisition Regulation (“FAR”) governs the majority of our contracts with U.S. federal agencies, mandating uniform policies and procedures across agencies and with each agency supplementing the FAR as needed. For example, the U.S. Department of Defense implements the FAR through the Defense Federal Acquisition Regulation Supplement (“DFARS”). Finally, agencies routinely audit and review government contractors for performance and compliance with applicable laws, regulations, and standards.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act (“FLSA”), the Occupational Safety and Health Act (“OSHA”), data privacy laws, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

Environmental Laws and Regulations

Our operations are subject to a variety of federal, state, and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of hazardous materials and wastes; the restoration of damages to the environment; and health and safety matters. We have an excellent workplace safety track record and believe that our operations are in material compliance with these laws and regulations. We incur expenses in complying with environmental requirements and could incur higher costs in the future as a result of more stringent requirements that may be enacted in the future.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S., and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, any negative impacts on our logistical operations, including our fulfillment and shipping functions, could result in periodic delays in the delivery of our products.

Available Information

Our Internet address is www.cadre-holdings.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such laws. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Cadre Holdings, Inc., c/o the Secretary, 13386 International Parkway, Jacksonville, FL 32218. The contents of the websites identified above are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

RISK FACTORS

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected

Risk Factor Summary

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $161.7 million of which was outstanding as of December 31, 2021.
●	Warren Kanders beneficially owns in excess of 50% of the voting power of our common stock. As such, the concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

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

Changes in global cultural, political, and financial market conditions could impair our international operations and financial performance.

We are subject to risks generally associated with doing business internationally. Some of our operations are conducted or products are sold in countries where economic growth has slowed, or where economies have suffered economic, social and/or political instability or hyperinflation. In addition, global economic uncertainty relating to the effects of fiscal and political crises and political and economic disputes, current or future ‘trade wars,’ changes in consumer spending, foreign currency exchange rate fluctuations, political unrest, wars, terrorist acts, and/or military operations, could have a material adverse effect on our financial condition, results of operations and cash flows.

Russian military action against Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook

In late February 2022, Russian military forces launched significant military action against Ukraine, and continued sustained conflict and disruption in the region is likely. As a result of the situation in the Ukraine, new and stricter sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia. Russia’s potential response to such sanctions, which may include, cyber-attacks on our or any of our vendors’ respective systems and networks, as well as prolonged unrest, intensified military activities and/or the implementation of more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Our business, financial condition and results of operations and cash flows, as well as the trading price of our common stock may be negatively impacted by the effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, whether as a result of the COVID-19 or coronavirus global pandemic or otherwise.

These impacts include, but are not limited to:

●	Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship or adverse economic conditions, or the closure of retail stores that market our products;
●	Disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;
●	Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, customers, retailers or other service providers to meet their obligations to the Company;
●	Significant changes in the political conditions in the markets in which we operate and/or manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or travel restrictions; or
●	Our ability to maintain adequate liquidity and/or meet debt covenants contained in the Company’s lending arrangements if the Company is unable to resume normal operations in a timely fashion.

Our failure to effectively manage and remedy these impacts on the Company, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

The impacts of the COVID-19 pandemic have resulted in ongoing disruptions and delays in manufacturing, shipping and transportation of our products that has had an adverse effect on our business and results of operations, and we expect this adverse impact to continue.

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our customers. These supply chain and logistics disruptions have impacted our inventory levels and net revenues in 2021 and could impact our sales volumes in future periods. We have also incurred in 2021 higher freight and other distribution costs, including air freight, to mitigate these delays. We are also seeing negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic. In the event we increase prices of our products, there can be no assurance that consumers will accept such increases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

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

The markets in which we operate include a large number of competitors ranging from small businesses to multinational corporations and are highly competitive. Competitors who are larger, better financed and better known than us may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances amongst competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. Any such development could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

As we expand our operations, any growth may place significant demands on our management, administrative, operating and financial resources. The growth of our customer base, the types of services and products offered and the geographic markets we serve could place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our products and systems. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel; our ability to implement successful enhancements to our management, accounting and information technology systems; and our ability to adapt those systems, as necessary, to respond to any growth in our business.

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

The effects of climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our business and financial results and damage our reputation.

Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to an increase in raw material and packaging prices, reduced availability, for example, due to water shortages which could adversely impact raw material availability. Increased frequency of extreme weather (storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and stakeholders have focused increasingly on the environmental, social and governance (“ESG”) and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

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

As it relates to our Products segment, fixed-price contracts represented less than 10% of annual net sales in 2021. For our Distribution segment, we estimate that fixed-price contracts represented approximately 55% of annual net sales in 2021.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm our operating results and prospects.

As a direct and indirect contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which effect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position.

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

Our Chief Executive Officer, Warren B. Kanders, is also the Executive Chairman of Clarus Corporation, which is in the business of designing, manufacturing, and marketing equipment for outdoor recreation activities. Our employment agreement with Mr. Kanders requires that he devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he is permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including provisions relative to non-competition. Mr. Kanders’ employment agreement does not require him to devote any specific amount of time to the Company. Accordingly, it is possible that Mr. Kanders will fail to devote the necessary time to our Company which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our significant payment obligations under the terms of our long-term debt, $161.7 million of which was outstanding as of December 31, 2021, together with any additional indebtedness we may incur in the future (including under the New Credit Agreement (herein defined)), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

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

Any of the foregoing, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and prospects. A breach of, or the inability to comply with, the covenants in our term loan facility and revolving credit agreement could result in an event of default, in which case the lenders will have the right to declare all borrowings to be immediately due and payable, which would have a material adverse effect on our business, financial condition, results of operations and prospects and could lead to foreclosure on our assets

In the future, we may need to refinance our indebtedness. However, additional financing may not be available on favorable commercial terms to us, or at all. If, at such time, market conditions are materially different or our credit profile has deteriorated, the cost of refinancing such debt may be significantly higher than our indebtedness existing at that time. Furthermore, we may not be able to procure refinancing at all. Any failure to meet any future debt service obligations through use of cash flow, refinancing or otherwise, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of 13 acquisitions and two divestitures. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to offer new products in line with industry trends.

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

Acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for our Company to be profitable. We will implement, and the management teams of the acquired businesses will adopt, our policies, procedures and best practices. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Furthermore, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Further, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the businesses we acquire may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

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

Warren B. Kanders beneficially owns in excess of 50% of the voting power of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:

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

If the Company were to rely on the foregoing exemptions, we may not have a majority of independent directors, and our compensation committee and nominating/corporate governance committee may not consist entirely of independent directors, and therefore you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. However, at this time we do not intend to utilize any of the foregoing corporate governance exemptions.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, shares representing approximately 67.41% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our results of operations;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
●	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	changes in our board of directors or management;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	lawsuits threatened or filed against us;
●	changes in laws or regulations applicable to our business;

●	the expiration of contractual lock-up agreements;
●	changes in our capital structure, such as future issuances of debt or equity securities;
●	short sales, hedging and other derivative transactions involving our capital stock;
●	general economic conditions in the United States and abroad;
●	other events or factors, including those resulting from war, pandemics, incidents of terrorism or responses to these events; and
●	the other factors described in the sections of the Annual Report on Form 10-K titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our executive officers, directors, holders of substantially all of our outstanding capital stock and substantially all of our stock options and restricted stock units are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from November 3, 2021. Subject to certain exceptions, the lock-up agreements limit the number of shares of capital stock that may be sold immediately following the Company’s initial public offering. Subject to certain limitations, as of May 2, 2022, approximately 27,509,050 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period. The representatives of the underwriters of the initial public offering may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

We could be an emerging growth company until December 31, 2026. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
●	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, which is December 31, 2026.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

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

Our status as a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	permitting the board of directors, and not stockholders, to establish the number of directors and fill any vacancies and newly created directorships;
●	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	restricting the forum for certain litigation against us to Delaware;
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
●	preventing stockholders from taking any action except at a formal meeting of stockholders;
●	requiring certain amendments to our amended and restated certificate of incorporation to be approved by the holders of at least 66 2/3% of our then-outstanding common stock; and/or
●	requiring that any special meeting of our stockholders will only be able to be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our President.

These provisions, alone or together, may (a) frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to select or replace members of our board of directors, which is responsible for appointing the members of our management; (b) discourage, delay, or prevent a transaction involving a change in control of our Company; and/or (c) discourage proxy contests, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the market price of our common stock.

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

On November 11, 2021, the Company announced that its board of directors approved the initiation of a quarterly cash dividend program of $0.08 per share of the Company’s common stock or $0.32 per share on an annualized basis (the “Quarterly Cash Dividend”). While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our board of directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our New Credit Agreement on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our board of directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our New Credit Agreement, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters located at 13386 International Parkway, Jacksonville, FL 32218 where we occupy approximately 36,941 square feet of office space and 95,283 square feet of manufacturing space. In total, we operate 17 facilities (6 owned) across the U.S., Canada, Mexico and Europe, spanning more than 750,000 square feet. Additionally, we lease 11 retail locations across the East Coast through which service our Distribution segment. Our properties are well maintained, and we consider them to be sufficient for our existing capacity requirements.

The following table identifies and provides certain information regarding our facilities:

Primary Activity	Location	Country	Owned/Leased	Sq Ft
Corporate HQ and Manufacturing	Jacksonville, Florida	USA	Owned	132,224
Manufacturing and R&D	Jacksonville, Florida	USA	Owned	63,000
Warehouse and Distribution	Jacksonville, Florida	USA	Leased	27,405
Manufacturing and R&D	Ontario, California	USA	Leased	41,475
Sales and R&D	Casper, Wyoming	USA	Owned	44,000
Manufacturing and R&D	Casper, Wyoming	USA	Owned	10,500
Manufacturing	Casper, Wyoming	USA	Owned	21,000
Manufacturing	Dalton, Massachusetts	USA	Leased	33,862
Manufacturing	Dover, Tennessee	USA	Leased	87,652
Manufacturing	Ogdensburg, New York	USA	Leased	23,220
Manufacturing	Tijuana, Baja California	Mexico	Leased	158,614
Sales and R&D	Ottawa, Ontario	Canada	Leased	39,273
Manufacturing	Pembroke, Ontario	Canada	Leased	26,154
Manufacturing	Arnprior, Ontario	Canada	Leased	48,853
Manufacturing	Warrington, Cheshire	UK	Leased	21,958
Manufacturing	Kaunas	Lithuania	Leased	19,160
Manufacturing, Sales and R&D	Fucecchio	Italy	Leased/Owned	30,375

Item 3. Legal Proceedings

Refer to Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “CDRE” since November 4, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 7, 2022, there were 44 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

In August 2021, we declared and paid a one-time cash dividend in the amount of $10.0 million, or $0.36 per share, to shareholders of record as of August 11, 2021. We have subsequently declared a quarterly cash dividend of $0.08 per share which was paid on December 7, 2021. On January 25, 2022, the Company announced that its board of directors approved the payment on February 17, 2022 of a quarterly cash dividend of $2.8 million, or $0.08 per share. We expect to continue to pay a quarterly cash dividend of $0.08 per share, or $0.32 on an annualized basis, on our common stock for the foreseeable future, but we may elect to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including the terms of our New Credit Agreement, our earnings, capital requirements, our overall financial condition and other factors that our board of directors considers relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of common stock, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $13.00 per share. The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (File No. 33-257849) which was declared effective by the SEC on November 3, 2021. Our shares of common stock were sold at an initial offering price of $13.00 per share, which generated net proceeds of approximately $78.6 million after deducting underwriting discounts and commissions, fees and expenses of $11.1 million, of which $2.3 million was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer. The Company used a portion of the IPO proceeds to repay $38.9 million and $20.5 million, respectively, that were outstanding under our existing Term Loan and Revolving Loan under the New Credit Agreement. Stifel, Raymond James and B. Riley Securities acted as lead bookrunning managers for the IPO. Stephens Inc. also acted as a bookrunning manager. Roth Capital Partners and Lake Street Capital Markets, LLC acted as co-managers.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 in each case together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward- looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Certain total amounts may not foot due to rounding.

Overview and 2021 Financial Highlights

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

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety and survivability equipment in the first responder market. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of Defense (“DoD”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”) and numerous foreign government agencies in over 100 countries.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Net sales	$427,288	$404,642
Net income	$12,661	$38,453
Adjusted EBITDA(1)	$71,384	$57,982
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income (loss), the most directly comparable U.S. GAAP financial measure.

Net sales increased by $22.6 million for the year ended December 31, 2021 as compared to December 31, 2020, primarily as a result of fulfilling a large international contract for structural armor, an overall increase for explosive ordinance disposal products largely due to international customer refresh cycles, and higher demand for ammunition and firearm products through our Distribution segment.

Net income decreased by $25.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of a loss on extinguishment of debt incurred from the execution of the New Credit Agreement, an increase in provision for income taxes due to the release of a valuation allowance on a portion of our deferred tax assets in December 2020 and the following non-recurring transactions recognized in the period ended December 31, 2020: a gain on the sale of a long-lived asset and receipt of earn-out stock payments. These were offset by improvements in gross profit due to increased sales, favorable pricing and product mix.

Initial Public Offering

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of common stock, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $13.00 per share. The Company’s net proceeds from the sale of shares in the IPO were $78.6 million after underwriter discounts and commissions, fees and expenses of $11.1 million, of which $2.3 million was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, any negative impacts on our logistical operations, including our fulfillment and shipping functions, could result in periodic delays in the delivery of our products.

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

The following table presents our orders backlog as of the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Orders backlog	$113,840	$131,814

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. The majority of our products are generally processed and shipped within one to six weeks of an order being placed, though the fulfillment time for certain products, for example, explosive ordnance disposal equipment, may take three months or longer. Our orders backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our order fulfilment, which in turn may be impacted by the nature of products ordered, the amount of inventory on hand and the necessary manufacturing lead time.

Orders backlog decreased by $18.0 million as of December 31, 2021 compared to December 31, 2020, primarily due to $12.9 million from 2021 shipments of large contractual armor orders, reduction of $4.6 million due to prior year demand of explosive ordnance disposal product, $3.9 million from 2021 shipments of large contractual less lethal orders, and reduction in past dues of $2.6 million from duty gear holsters. This was partially offset by an increase of $5.9 million from the distribution of ammunition and firearms through our company-owned retail locations.

DESCRIPTION OF CERTAIN COMPONENTS OF FINANCIAL DATA

Net sales

We recognize revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. At the time of revenue recognition we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. Charges for shipping and handling fees billed to customers are included in net sales. Taxes collected from customers and remitted to government authorities are reported on a net basis and are excluded from sales. See Note 1 “Significant Accounting Policies — Revenue Recognition” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Related party expense. Related party expense primarily consists of rent expense related to 5 distribution locations owned by related parties and any one-time transaction fees paid to related parties.

Other general expense (income). Other general expense (income) consists primarily of gains from the disposition of a long-lived asset coupled with earn-out stock payments.

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

(Provision) benefit for income taxes. A provision or benefit for income tax is calculated for each of the jurisdictions in which we operate. The provision or benefit for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 14 “Income Taxes” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table presents data from our results of operations for the years ended December 31, 2021 and 2020 (in thousands unless otherwise noted):

	Year Ended December 31,
	2021	2020	% Chg
Net sales	$427,288	$404,642	5.6%
Cost of goods sold	256,598	251,704	1.9%
Gross profit	170,690	152,938	11.6%

Operating expenses
Selling, general and administrative	114,962	106,627	7.8%
Restructuring and transaction costs	3,430	5,822	(41.1)%
Related party expense	579	1,635	(64.6)%
Other general expense (income)	—	(10,950)	(100.0)%
Total operating expenses	118,971	103,134	15.4%
Operating income	51,719	49,804	3.8%

Other expense
Interest expense	(16,425)	(24,388)	(32.7)%
Loss on extinguishment of debt	(15,155)	(200)	7,477.5%
Other (expense) income, net	(947)	2,659	(135.6)%

Total other expense, net	(32,527)	(21,929)	48.3%

Income before provision for income taxes	19,192	27,875	(31.1)%
(Provision) benefit for income taxes	(6,531)	10,578	(161.7)%

Net income	$12,661	$38,453	(67.1)%

The following table presents segment data for the years ended December 31, 2021 and 2020 (in thousands unless otherwise noted):

	Year ended December 31, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$362,189	$90,043	$(24,944)	$427,288
Cost of goods sold	213,881	67,649	(24,932)	256,598
Gross profit	$148,308	$22,394	$(12)	$170,690

	Year ended December 31, 2020
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$343,689	$84,922	$(23,969)	$404,642
Cost of goods sold	211,048	64,761	(24,105)	251,704
Gross profit	$132,641	$20,161	$136	$152,938
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

Net sales. Product segment net sales increased by $18.5 million or 5.4%, from $343.7 million to $362.2 million for the year ended December 31, 2021 as compared to 2020, primarily driven by a $38.8 million increase in the international channel due to shipment timing for customer contracts offset in part by a $15.7 million decrease in the U.S. federal agencies channel due to shipment timing for a customer contract for duty gear holsters and explosive ordnance disposals and a $4.8 million reduction for the U.S. state and local agencies channel due to higher demand for crowd control products in prior year. Distribution segment net sales increased by $5.1 million or 6.0%, from $84.9 million to $90.0 million for the year ended December 31, 2021 as compared to 2020, due to an increase in the U.S. state and local agencies channel as a result of higher market demand for ammunition and firearms products. Reconciling items consisting primarily of intercompany eliminations were ($24.9) million and ($24.0) million for year ended December 31, 2021 and 2020, respectively.

Cost of goods sold. Product segment cost of goods sold increased by $2.9 million, or 1.3%, from $211.0 million to $213.9 million for the year ended December 31, 2021 as compared to 2020 primarily due to material and labor costs to manufacture product. Product segment gross profit as a percentage of net sales increased by 2.3% to 40.9% in 2021 from 38.6% in 2020 mainly driven by favorable pricing and product mix. Distribution segment cost of goods sold increased by $2.8 million, or 4.5%, from $64.8 million to $67.6 million for the year ended December 31, 2021 as compared to 2020 primarily due to higher costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 1.2% to 24.9% in 2021 from 23.7% in 2020 mainly driven by an increase in ammunition and firearms sales and favorable pricing. Reconciling items consisting primarily of intercompany eliminations were ($24.9) million and ($24.1) million for year ended December 31, 2021 and 2020, respectively.

Selling, general and administrative. SG&A increased by $8.3 million, or 7.8%, for the year ended December 31, 2021 as compared to 2020 primarily due to the implementation of a cash-based long-term incentive plan (“LTIP”) and stock-based compensation plan in 2021 and increases in incentive bonus and commissions related to the structural armor order.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $2.4 million, for the year ended December 31, 2021 as compared to 2020 due to lower transactions costs and consulting fees incurred.

Related party expense. Related party expense decreased by $1.1 million for the year ended December 31, 2021 as compared to 2020 primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer in connection with our 2020 debt refinancing.

Other general expense (income). Gains in other general income decreased by $11.0 million, or 100.0%, for the year ended December 31, 2021 as compared to 2020 due to a gain from Ontario facility asset sale of $6.2 million and earn-out stock payments from Axon Enterprise, Inc. (“Axon”) for $4.7 million for the year ended December 31, 2020 compared to no activity for the year ended December 31, 2021.

Interest expense. Interest expense decreased by $8.0 million, or 32.7%, for the year ended December 31, 2021 as compared to 2020 primarily due to an interest rate decrease as a result of our recent refinancing and debt repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $15.0 million due to the refinancing of our long-term debt in August 2021.

Other (expense) income, net. Other (expense) income, net decreased by $3.6 million, for the year ended December 31, 2021 as compared to 2020 primarily due to a $0.7 million loss on foreign currency transactions for the year ended December 31, 2021 compared to $4.5 million realized gains on the appreciation of Axon stock received in connection with the sale of VieVu, LLC, offset in part by a $2.3 million loss on a stock collar transaction for the year ended December 31, 2020.

(Provision) benefit for income taxes. Income tax provision was $6.5 million for the year ended December 31, 2021 compared to a tax benefit of $10.6 million for the year ended December 31, 2020.  The effective tax rate was 34.0% for the year ended December 31, 2021 and was higher than the statutory rate due to state taxes, executive compensation, and the tax impact of our foreign earnings, partially offset by research and development tax credits.  For the year ended December 31, 2020, the effective tax rate was (37.9)% and was lower than the statutory rate primarily due to the release of a valuation allowance on a portion of our deferred tax assets.

NON-GAAP MEASURES

This Annual Report on Form 10-K includes EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate, which are non-GAAP measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and Provision (benefit) for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other general income, other (expense) income, net, contingent consideration and other, long term incentive plan (“LTIP”) bonus, and goodwill impairment as these items do not represent our core operating performance. We also present Adjusted EBITDA Conversion Rate, which we define as Adjusted EBITDA less capital expenditures divided by Adjusted EBITDA. We use Adjusted EBITDA Conversion Rate as a measurement of the cash generation capacity of our underlying operations, exclusive of impacts relating to our capital structure.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate are performance measures that we believe are useful to investors and analysts because they illustrate the underlying financial and business trends relating to our core, recurring results of operations and enhance comparability between periods. Adjusted EBITDA is identical to the financial metric used under our existing credit facilities to measure our covenant compliance and is also considered by our board of directors and management as an important factor in determining performance-based compensation. Adjusted EBITDA Conversion Rate is a liquidity measure that we believe provides investors and analysts with important information about our core, recurring cash generation trends, which are an indication of our ability to make acquisitions, incur additional debt or return capital to investors, after making the capital investments required to support our business operations.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate are not recognized measures under U.S. GAAP and are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly-titled measures of performance of other companies. Investors should exercise caution in comparing our non-GAAP measures to any similarly titled measures used by other companies. These non-GAAP measures exclude certain items required by U.S. GAAP and should not be considered as alternatives to information reported in accordance with U.S. GAAP.

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP measure for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net income	$12,661	$38,453
Add back:
Depreciation and amortization	13,718	14,733
Interest expense	16,425	24,388
Provision (benefit) for income taxes	6,531	(10,578)
EBITDA	$49,335	$66,996
Add back:
Restructuring and transaction costs(1)	3,430	5,822
Other general expense (income)(2)	—	(10,950)
Loss on extinguishment of debt(3)	15,155	200
Other expense (income), net(4)	947	(2,659)
Contingent consideration(5)	—	(1,427)
Stock-based compensation expense(6)	355	—
LTIP bonus(7)	2,162	—
Adjusted EBITDA	$71,384	$57,982
Less: Capital expenditures	(3,029)	(4,708)
Adjusted EBITDA less capital expenditures	$68,355	$53,274
Adjusted EBITDA conversion rate	96%	92%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees.
(2)	Reflects the “Other general income” line item on our consolidated statement of operations and includes a gain from a long-lived asset sale as well as earn-out stock payments for the year ended December 31, 2020.

(3)	Reflects losses incurred in connection with the August 2021 debt refinance.
(4)	Reflects the “Other (expense) income, net” line item on our consolidated statement of operations. For the year ended December 31, 2021, other (expense) income, net primarily includes losses on foreign currency transactions. For the year ended December 31, 2020, other (expense) income, net primarily includes gains on foreign exchange transactions and unrealized gains on an investment in equity securities.
(5)	Reflects a gain on the settlement of contingent consideration.
(6)	Reflects stock-based compensation expense related to grants awarded in November 2021.
(7)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.

Adjusted EBITDA increased $13.4 million for the year ended December 31, 2021 as compared to 2020, primarily due to increased sales volume and margin rate increases attributable to favorable pricing and product mix.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, capital expenditures, service debt, acquisitions and other commitments. Our principal sources of liquidity have been cash provided by operating activities, cash on hand and amounts available under our revolving credit facility.

In November 2021, upon the completion of our IPO, we received net proceeds of $78.6 million after underwriter discounts and commissions, fees and expenses of $11.1 million. We used a portion of the IPO proceeds to repay $38.9 million and $20.5 million, respectively, that were outstanding under our existing Term Loan and Revolving Loan under the New Credit Agreement.

For the year ended December 31, 2021, net cash provided by operating activities was $40.1 million and as of December 31, 2021, cash and cash equivalents were $33.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under Debt (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

In January 2022, the Company acquired Radar Leather Division S.r.l. ("Radar") for approximately $21.0 million. The purchase accounting for this acquisition is in progress.

Debt

As of December 31, 2021 and December 31, 2020, we had $159.7 million and $212.8 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

New Credit Agreement

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

There were no amounts outstanding under any revolving loans as of December 31, 2021 and 2020. As of December 31, 2021, there were $3.0 million in outstanding letters of credit, and $97.0 million of availability.

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

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of March 7, 2022, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the New Credit Agreement, which is incorporated by reference as exhibit 10.24 to this Annual Report on Form 10-K.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2021.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of March 7, 2022, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is incorporated by reference as exhibit 10.28 to this Annual Report on Form 10-K.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$40,094	$45,419
Net cash (used in) provided by investing activities	(2,832)	19,784
Net cash used in financing activities	(6,596)	(64,902)
Effects of foreign exchange rates on cash and cash equivalents	318	52
Change in cash and cash equivalents	30,984	353
Cash and cash equivalents, beginning of period	2,873	2,520
Cash and cash equivalents, end of period	$33,857	$2,873

Net cash provided by operating activities

During the year ended December 31, 2021, net cash provided by operating activities of $40.1 million resulted primarily from net income of $12.7 million, a net add-back of non-cash income statement items of $37.1 million, and a net decrease of $9.7 million from the change in operating assets and liabilities. Included in the non-cash items were $13.7 million in depreciation and amortization, $15.2 million in loss on extinguishment of debt, and an increase in deferred income taxes of $4.8 million.

During the year ended December 31, 2020, net cash provided by operating activities of $45.4 million resulted primarily from net income of $38.5 million, a net deduction of non-cash income statement items of $10.4 million, and a net increase of $17.4 million from the change in operating assets and liabilities. Included in the non-cash items were $14.7 million in depreciation and amortization, $9.2 million in non-cash consideration received from the sale of business, a decrease in deferred income taxes of $12.2 million and $6.2 million gain on sale of fixed assets.

Net cash (used in) provided by investing activities

During the year ended December 31, 2021, we used $2.8 million of cash in investing activities relating to the purchase of property and equipment.

During the year ended December 31, 2020, cash provided by investing activities totaled $19.8 million, primarily consisting of proceeds from disposition of property and equipment of $12.4 million and proceeds from sale of equity securities of $14.4 million.

Net cash used in financing activities

During the year ended December 31, 2021, we used $6.6 million of cash in financing activities, primarily consisting of proceeds from the revolving credit facility of $258.0 million, proceeds from term loans of $198.7 million, and proceeds from the initial public offering, net of underwriter discounts of $83.4 million, offset by principal payments on the revolving credit facility of $258.6 million, principal payments on term loans of $266.0 million and dividends distributed of $12.7 million.

During the year ended December 31, 2020, we used $64.9 million of cash in financing activities, primarily consisting of proceeds from the revolving credit facility of $382.1 million, proceeds from term loans of $219.6 million, offset by principal payments on the revolving credit facility of $384.2 million and principal payments on term loans of $276.4 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2021 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$12,750	$4,336	$6,582	$1,797	$35
Debt(2)	161,738	13,174	20,000	128,564	—
Interest on debt(3)	16,523	4,095	7,406	5,022	—
Total contractual obligations	$191,011	$21,605	$33,988	$135,383	$35
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Represents the estimated interest payments on our outstanding debt, assuming a 2.61% interest rate, which was the weighted average interest rate applicable to our borrowings as of December 31, 2021.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Significant Judgements and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. While our significant accounting policies are described in more detail in Note 1 of our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Goodwill

Goodwill is initially recorded at the fair value. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is not subject to any amortization but is tested for impairment annually as of October 31st, and when events or circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

In evaluating goodwill for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying value, an impairment test is conducted. This quantitative test is performed by comparing the fair value of a reporting unit, determined by a weighted combination of the discounted cash flow method of the income approach and the market approach, to its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We had three reporting units as of October 31, 2021: Safariland, Med-Eng, and Distribution.

We determine the fair value of reporting units based on a combination of the income approach and market approach, weighted based on the circumstances, as management believes this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects our best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is not required for Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cadre Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cadre Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Jacksonville, Florida

March 11, 2022

CADRE HOLDINGS, INC.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(In thousands, except for share and per share amounts)

	2021	2020
Assets
Current assets
Cash and cash equivalents	$33,857	$2,873
Accounts receivable, net	48,344	43,646
Inventories	63,978	60,923
Prepaid expenses	10,353	6,665
Other current assets	3,171	3,362
Assets held for sale	278	—
Total current assets	159,981	117,469
Property and equipment, net	33,053	35,437
Deferred tax assets, net	7,059	12,900
Intangible assets, net	42,415	51,009
Goodwill	66,262	66,314
Other assets	3,026	150
Total assets	$311,796	$283,279

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$19,328	$21,978
Accrued liabilities	40,736	36,004
Income tax payable	1,255	1,005
Liabilities held for sale	128	—
Current portion of long-term debt	13,174	3,496
Total current liabilities	74,621	62,483
Long-term debt	146,516	209,310
Deferred tax liabilities	1,297	2,085
Other liabilities	722	550
Total liabilities	223,156	274,428

Commitments and contingencies (Note 13)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 34,383,350 shares and 27,483,350 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	127,606	48,670
Accumulated other comprehensive loss	(1,917)	(2,860)
Accumulated deficit	(37,052)	(36,962)
Total shareholders’ equity	88,640	8,851
Total liabilities, mezzanine equity and shareholders' equity	$311,796	$283,279

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2021 and 2020

(In thousands, except for share and per share amounts)

	2021	2020
Net sales	$427,288	$404,642
Cost of goods sold	256,598	251,704
Gross profit	170,690	152,938
Operating expenses
Selling, general and administrative	114,962	106,627
Restructuring and transaction costs	3,430	5,822
Related party expense	579	1,635
Other general expense (income)	—	(10,950)
Total operating expenses	118,971	103,134
Operating income	51,719	49,804
Other expense
Interest expense	(16,425)	(24,388)
Loss on extinguishment of debt	(15,155)	(200)
Other (expense) income, net	(947)	2,659
Total other expense, net	(32,527)	(21,929)
Income before provision for income taxes	19,192	27,875
(Provision) benefit for income taxes	(6,531)	10,578
Net income	$12,661	$38,453

Net income per share:
Basic	$0.44	$1.40
Diluted	$0.44	$1.40
Weighted average shares outstanding:
Basic	28,598,692	27,483,350
Diluted	28,598,692	27,483,350

Net income	$12,661	$38,453
Other comprehensive income:
Unrealized holding gains, net of tax(1)	767	—
Reclassification adjustments for gains included in net income, net of tax(2)	146	—
Total unrealized gains on interest rate swaps, net of tax	913	—
Foreign currency translation adjustments, net of tax(3)	30	420
Other comprehensive (loss) income	943	420
Comprehensive income, net of tax	$13,604	$38,873

(1) Net of income tax expense of $256 for the year ended December 31, 2021.

(2) Amount reclassified to net income relates to gains on interest rate swaps and is included in Interest expense above. Amount is net of income tax expense of $49 for the year ended December 31, 2021.

(3) Net of income tax expense of $24 and $0 for the years ended December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

(In thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$12,661	$38,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,718	14,733
Amortization of original issue discount and debt issue costs	3,193	2,216
Loss on extinguishment of debt	15,155	200
Non-cash consideration received from sale of business	—	(9,197)
Deferred income taxes	4,772	(12,248)
Stock-based compensation	355	—
Gain on sale of fixed assets	—	(6,240)
Gain on settlement of contingent consideration	—	(1,427)
Loss on settlement of equity securities	—	2,288
Provision for losses on accounts receivable	(188)	177
Foreign exchange loss (gain)	102	(940)
Changes in operating assets and liabilities:
Accounts receivable	(4,641)	11,811
Inventories	(3,189)	1,639
Prepaid expenses and other assets	(4,564)	1,837
Accounts payable and other liabilities	2,720	2,117
Net cash provided by operating activities	40,094	45,419

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,832)	(4,708)
Proceeds from disposition of property and equipment	—	12,408
Proceeds from sale of equity securities	—	14,372
Payments on settlement of equity securities	—	(2,288)
Net cash (used in) provided by investing activities	(2,832)	19,784

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	257,980	382,056
Principal payments on revolving credit facilities	(258,612)	(384,215)
Proceeds from term loans	198,716	219,586
Principal payments on term loans	(266,000)	(276,444)
Proceeds from insurance premium financing	5,010	2,733
Principal payments on insurance premium financing	(3,061)	(2,897)
Payment of capital leases	(43)	(43)
Payment of contingent consideration	—	(240)
Payment of debt modification costs	—	(5,438)
Payments for debt issuance costs	(2,198)	—
Payments on extinguishment of debt	(4,217)	—
Proceeds from initial public offering, net of underwriter discounts	83,421	—
Deferred offering cost payments	(4,841)	—
Dividends distributed	(12,751)	—
Net cash used in financing activities	(6,596)	(64,902)
Effect of foreign exchange rates on cash and cash equivalents	318	52
Change in cash and cash equivalents	30,984	353
Cash and cash equivalents, beginning of period	2,873	2,520
Cash and cash equivalents, end of period	$33,857	$2,873

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

(In thousands, except for share amounts)

				Accumulated
			Additional	Other		Shareholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2019	27,483,350	$3	$48,670	$(3,280)	$(75,415)	$(30,022)
Net income	—	—	—	—	38,453	38,453
Foreign currency translation adjustments	—	—	—	420	—	420
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	12,661	12,661
Issuance of common shares in initial public offering, net of underwriter discounts and issuance costs	6,900,000	—	78,581		—	78,581
Dividends declared	—	—	—	—	(12,751)	(12,751)
Stock-based compensation	—	—	355	—	—	355
Foreign currency translation adjustments	—	—	—	30	—	30
Change in fair value of derivative instruments	—	—	—	913	—	913
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety and survivability products and other related products for the law enforcement, first responder and military markets. The business operates through 14 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) and include the accounts of Cadre Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

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

The Company’s financial instruments consist principally of cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, income tax payable and debt. The carrying amounts of certain of these financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and income tax payable approximate their current fair value due to the relatively short-term nature of these accounts.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with banks, cash on hand in stores, and amounts due from credit card transactions. We have no restrictions on our cash and cash equivalents.

Accounts Receivable

Trade accounts receivable consists of amounts owed to the Company and is stated net of allowances. The Company’s outstanding accounts receivable balances are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts due from customers.

The Company establishes a reserve for estimated doubtful accounts based on the aging of its receivable balances and collection history. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes, or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts.

Inventories

Inventories are stated at the lower of cost using the first-in, first-out method (“FIFO”) or net realizable value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, indirect labor, manufacturing overhead and freight-in. The Company periodically reviews its inventories considering sales forecasts and historical experience to identify excess, close-out, or slow-moving items and makes provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value.

Assets Held for Sale

An asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated or amortized while it is classified as held for sale.

Property and Equipment

Property and equipment, including those acquired under capital lease agreements, is stated at cost less accumulated depreciation and amortization, except for assets acquired using acquisition accounting, which are initially recorded at fair value. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 39 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years
Machinery and equipment	3 to 8 years

Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Major replacements, which extend the useful lives of property and equipment, are capitalized and depreciated over the remaining useful life of the asset. Normal repair and maintenance items are expensed as incurred.

The recoverability of the carrying amount of property and equipment is assessed when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If it is determined that the carrying amount of an asset or asset group is not recoverable based upon expected undiscounted future cash flows of the asset or asset group, an impairment loss equal to the excess of the carrying amount over the estimated fair value of the asset or asset group is recorded.

Goodwill and Other Intangible Assets

The Company classifies intangible assets into three categories: i) intangible assets with definite lives subject to amortization, ii) intangible assets with indefinite lives not subject to amortization and iii) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis over their useful lives.

The Company tests goodwill and intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment tests as of October 31st each year. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As of October 31, 2021 and 2020, the Company had three reporting units: Safariland, Med-Eng, and Distribution.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The Company determines the fair value of reporting units based on a combination of the income approach and market approach, weighted based on the circumstances. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the Company’s best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

Other Intangible Assets

For indefinite-lived intangible assets other than goodwill, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

The Company tests definite-lived intangible assets for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include:

●	material adverse changes in projected revenues and expenses;
●	significant underperformance relative to historical and projected future operating results;
●	significant negative industry or economic trends; and,
●	a significant adverse change in the manner in which an asset group is used or in its physical condition.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.

When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life. For the periods presented, the Company has not recorded any impairments of long-lived assets.

Accounts Payable

Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $670 and $1,329 of book cash overdrafts in excess of cash balances in such accounts as of December 31, 2021 and 2020, respectively. We include the change in book cash overdrafts in operating cash flows in the consolidated statements of cash flows.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

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

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income. We consider our costs related to shipping and handling after control over a product has transferred to a customer to be a cost of fulfilling the promise to transfer the product to the customer.

Sales commissions paid to employees as compensation are expensed as incurred for contracts with service periods less than a year. For contracts with service periods greater than a year, these costs are capitalized and amortized over the life of the contract. These costs are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Product Warranty

Some of the Company’s manufactured products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of goods sold in the Company’s consolidated statements of operations and comprehensive income.

The following table represents changes in the Company’s accrued warranties and related costs:

	Year ended December 31,
	2021	2020
Beginning accrued warranty expense	$1,133	$2,114
Current period claims	(399)	(442)
Provision for current period sales	522	307
Impact of accounting estimate change	—	(846)
Ending accrued warranty expense	$1,256	$1,133

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Cost of Goods Sold

Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, shipping costs, reimbursable research and development costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

Selling, General & Administrative Expenses

Selling, general and administrative expense includes personnel-related costs, professional services, marketing and advertising expense, research and development, depreciation and amortization, and impairment charges.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses primarily consist of marketing, promotions, catalog and trade show expenses and were $3,120 and $2,692 during the years ended December 31, 2021 and 2020, respectively. Advertising expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Research and Development

Research and development expenses are expensed as incurred and included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. Total research and development costs were $6,460 and $5,630 for the years ended December 31, 2021 and 2020, respectively.

In addition, the Company incurs research and development expenses related to reimbursable development contracts. Contractual research and development expenses are included in cost of goods sold in the Company’s consolidated statements of operations and comprehensive income and were $5,895 and $3,697 for the years ended December 31, 2021 and 2020, respectively.

Debt Issuance Costs

The Company capitalizes costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest — Imputation of Interest. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and subsequently amortized on a straight-line method which approximates the effective interest method over the life of the related loan. Debt issuance costs related to line-of-credit are presented in the consolidated balance sheets as an asset and subsequently amortized ratably over the term of the respective arrangement. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations and comprehensive income.

Stock-Based Compensation

The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of the grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award has been estimated as of the date of grant using the Monte-Carlo pricing model. The Company recognizes the cost of the stock-based awards on a straight-line basis over the requisite service period of the award and recognizes forfeitures in the period they occur. Upon vesting of restricted stock awards, the Company issues shares from those authorized and reserved for issuance.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Derivatives

The Company mitigates the impact of changes in interest rates with interest rate swaps that are accounted for as designated hedges pursuant to ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings.

The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate.

Restructuring Costs

Restructuring costs consist primarily of termination benefits and relocation of employees, termination of operating leases and other contracts related to consolidating or closing facilities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Nonretirement Postemployment Benefits (“ASC 712”) in the recording of severance costs. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates those actions to employees and other applicable criteria. Severance costs accounted for under ASC 712 are recognized when it is probable that employees are entitled to benefits and the amount could be reasonably estimated. Other exit costs are reviewed by management and are either deferred or expensed as incurred based on the nature of the expense.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are classified as noncurrent in the consolidated balance sheets.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Changes in tax laws and rates could have a material impact on the deferred tax assets and liabilities recorded.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant estimates are used in the evaluation of the need for a valuation allowance including estimates regarding future taxable income. Changes to those estimates could impact management’s conclusions regarding the need for valuation allowances on some or all of the deferred tax assets. The Company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive loss once the reason the tax effects were established ceases to exist.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The Company is subject to income taxes in the United States and several foreign jurisdictions. In the United States, the Company files a consolidated income tax return with its domestic subsidiaries. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely than-not threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Further information regarding the Company’s tax positions is included in Note 14, Income Taxes.

Accumulated Other Comprehensive Loss

Comprehensive income represents all changes in equity of the Company that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income.

Foreign Currency

Translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive loss in the consolidated balance sheets.

Transaction

Transactions denominated in foreign currency are recorded at the exchange rate on the date of each transaction. Realized gains and losses on foreign currency transactions are included in other income, net in the consolidated statements of operations and comprehensive income, except on certain intercompany balances which the Company has determined are of a long-term investment nature, which are included in accumulated other comprehensive loss in the consolidated balance sheets. Monetary assets and liabilities are remeasured at the balance sheet date at end-of-period exchange rates. Unrealized gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income, net in the consolidated statements of operations and comprehensive income in the period in which they occur.

Investments in Equity Securities

Investments in equity securities are recorded in accordance with ASC Subtopic 321-10, Investments — Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in other income, net in the consolidated statements of operations and comprehensive income. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

In connection with the sale of VieVu, LLC to Axon Enterprise, Inc., the Company received earn-out stock payments on the first and second anniversary of the sale date based on the retention of certain customers. The Company sold the remaining equity securities in December 2020 for a gain of $2,178, net of a loss on a stock collar transaction entered into to mitigate the impact of market volatility on our equity securities. The Company had no investments in equity securities as of December 31, 2021 and 2020.

Net Income per Share

Basic income or loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. There were no dilutive instruments outstanding during the years ended December 31, 2021 and 2020. The calculation of weighted average shares outstanding and net income per share are as follows (in thousands, except for per share data):

	Year ended December 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$12,661	$38,453
Denominator:
Weighted average shares outstanding - basic	28,598,692	27,483,350
Diluted weighted average shares outstanding	28,598,692	27,483,350
Net income per share:
Basic	$0.44	$1.40
Diluted	$0.44	$1.40

Risk and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States and foreign countries are mitigated by banking with federally insured, creditworthy institutions. As of December 31, 2021, and 2020, the Company had deposits of $7,593 and $3,130, respectively, at foreign financial institutions.

Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. Such exposure is limited by the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses as considered necessary by management.

Novel Coronavirus (COVID-19)

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S., and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, any negative impacts on our logistical operations, including our fulfillment and shipping functions, could result in periodic delays in the delivery of our products.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020. The adoption did not have a material impact on the Company’s disclosures. Refer to Note 5, Fair Value Measurements, for further discussion.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued additional guidance which extends the effective date of ASU 2016-02 for emerging growth companies to begin in fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company plans to adopt this standard as of the effective date and is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. In November 2019, the FASB issued additional guidance which extends the effective date of ASU 2016-13 for emerging growth companies to begin in fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2023 and is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

2.	ACCOUNTS RECEIVEABLE, NET

The following is a reconciliation of the changes in our allowance for doubtful accounts during fiscal 2021 and 2020:

	Year ended December 31,
	2021	2020
Beginning allowance for doubtful accounts	$1,113	$1,345
Provision	(188)	177
Write-offs	(280)	(409)
Ending allowance for doubtful accounts	$645	$1,113

3.	DISPOSITIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Disposition

In April 2020, the Company completed the sale of our Ontario, California facility for a net sales price of $12,387, resulting in a gain of $6,219 included in other general expenses in the consolidated statements of operations and comprehensive income as of December 31, 2020.

Assets and Liabilities Held for Sale

In October 2021, the Company designated our Daventry, UK facility as held for sale. Accordingly, during 2021, the Company determined that the assets and liabilities associated with the Daventry facility met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations as the deconsolidation did not represent a strategic shift in the business. Total assets and liabilities associated with the Daventry facility were $278 and $128, respectively, and are presented in our consolidated balance sheet as of December 31, 2021 as current assets held for sale and current liabilities held for sale, respectively. The Company expects to complete the sale of this facility in 2022.

4.	REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Year ended December 31,
	2021	2020
U.S. state and local agencies (a)	$231,095	$230,706
Commercial	34,860	35,648
U.S. federal agencies	47,575	63,267
International	107,503	68,669
Other	6,255	6,352
Net sales	$427,288	$404,642

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

(a) Includes all Distribution sales

	Year ended December 31,
	2021	2020
United States	$319,785	$335,973
International	107,503	68,669
	$427,288	$404,642

Revenue by product is not disclosed, as it is impractical to do so.

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are derecognized when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $10,949 and $6,485, as of December 31, 2021 and 2020, with $4,994 of the 2020 contract liabilities being recognized in revenue during the year ended December 31, 2021.

Remaining Performance Obligations

As of December 31, 2021, we had $22,079 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2021. We expect to recognize 69% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

5.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 consisted of the following. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap (Note 10)	$—	$1,607	$—	$1,607
Total assets at fair value	$—	$1,607	$—	$1,607
Liabilities:
Interest rate swap (Note 10)	$—	$389	$—	$389
Total liabilities at fair value	$—	$389	$—	$389

There were no transfers of assets or liabilities between levels during the years ended December 31, 2021, and 2020.

The carrying value of our long-term debt obligations approximates the fair value, as the long-term debt was entered close to year-end and contains a floating interest rate component. The Company classifies its long-term debt within Level 2 of the fair value hierarchy.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

6.	INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Finished goods	$28,707	$25,986
Work-in-process	4,053	3,741
Raw materials and supplies	31,218	31,196
	$63,978	$60,923
7.

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020
Land	$4,620	$4,620
Building and improvements	17,556	17,367
Furniture and fixtures	1,209	1,288
Computer hardware and software	23,547	23,125
Machinery and equipment	21,795	22,162
Construction in progress	1,497	518
	70,224	69,080
Less accumulated depreciation	(37,171)	(33,643)
	$33,053	$35,437

The Company recorded depreciation expense of $5,143 and $5,495 for the years ended December 31, 2021 and 2020, respectively, of which $2,144 and $2,523 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2021 and 2020:

	Products	Distribution	Total
Balance, December 31, 2019	$63,564	$2,616	$66,180
Foreign currency translation adjustments	134	—	134
Balance, December 31, 2020	$63,698	$2,616	$66,314
Foreign currency translation adjustments	(52)	—	(52)
Balance, December 31, 2021	$63,646	$2,616	$66,262

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Impairment of Goodwill

No impairment losses were recorded during the years ended December 31, 2021 and December 31, 2020. Gross goodwill and accumulated impairment losses was $73,847 and $7,585 as of December 31, 2021 and $73,899 and $7,585, respectively, as of December 31, 2020.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite- lived and are therefore not subject to amortization.

Intangible assets, net of amortization, as of December 31, 2021, and 2020 are as follows:

	December 31, 2021
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,078	$(52,536)	$21,542	11
Technology	11,978	(10,988)	990	7
Tradenames	6,473	(3,264)	3,209	4
Non-compete agreements	1,037	(1,037)	—	4
	$93,566	$(67,825)	$25,741
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,240	$(67,825)	$42,415

	December 31, 2020
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,123	$(45,815)	$28,308	11
Technology	11,991	(10,333)	1,658	7
Tradenames	6,490	(2,135)	4,355	4
Non-compete agreements	1,041	(1,027)	14	4
	$93,645	$(59,310)	$34,335
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,319	$(59,310)	$51,009

The Company recorded amortization expense of $8,575 and $9,238 for the years ended December 31, 2021 and 2020, respectively, of which $666 and $1,342 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The estimated amortization expense for finite-lived intangible assets for the next five years and thereafter is presented below.

2022	$7,682
2023	6,753
2024	3,855
2025	1,855
2026	1,440
Thereafter	4,156
$25,741
9.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Accrued expenses	$3,226	$4,257
Accrued compensation and payroll tax	19,227	18,745
Accrued interest payable	70	703
Accrued warranty expense	1,256	1,133
Deferred revenue and customer credit balances	12,605	7,262
Other accrued liabilities	4,352	3,904
	$40,736	$36,004
10.

10.	DEBT

The Company’s debt is as follows:

	December 31, 2021	December 31, 2020
Short-term debt:
Insurance premium financing	$3,174	$1,225
Current portion of term loan	10,000	2,251
Current portion of other	—	20
	$13,174	$3,496
Long-term debt:
Revolver	—	—
Term loan	148,564	222,187
Other	—	128
	$148,564	$222,315
Unamortized debt discount and debt issuance costs	(2,048)	(13,005)
Total long-term debt, net	$146,516	$209,310

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs as of December 31, 2021:

2022	$10,000
2023	10,000
2024	10,000
2025	10,000
2026	118,564
Thereafter	—
Total principal payments	$158,564

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

There were no amounts outstanding under any revolving loans as of December 31, 2021 and 2020. As of December 31, 2021, there were $3,039 in outstanding letters of credit, and $96,961 of availability.

As of December 31, 2021 and 2020, the term loan outstanding principal balance was $158,564 and $224,438 and bore interest at 2.61% and 7.50%, respectively.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

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

In connection with the New Credit Agreement, the Company paid financing costs totaling $4,114, of which $2,749 related to the Term Loan and $1,365 related to the Revolving Loan. Total financing costs consisted of $1,916 of fees paid to lenders and $2,198 of debt issuance costs. Costs incurred in connection with the Term Loan were deferred and recorded as an offset to long-term debt. Costs incurred in connection with the Revolving Loan were deferred and recorded to other assets. All deferred debt costs are amortized to interest expense over the term of the loan using the effective interest method.

As of December 31, 2021 and 2020, the Company had an unamortized debt discount of $956 and $11,906 and unamortized debt issuance costs of $1,092 and $1,099, respectively, included as an offset to debt in the consolidated balance sheets.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2021.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions.

Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated.

Short-Term Debt

In August 2020, the Company entered into a short-term loan facility for insurance premiums with Aon Premium Finance for $2,733 with a maturity date of April 27, 2021. The loan has a fixed annual interest rate of 4.25% on the outstanding balance and requires monthly payments of principal and interest of $309. As of December 31, 2020, $1,225 was outstanding.

In July 2021, the Company entered into a short-term loan facility for insurance premiums with Aon Premium Finance for $3,436 with a maturity date of June 27, 2022. The loan has fixed annual interest of 3.75% on the outstanding balance and requires monthly payments of principal and interest of $318. As of December 31, 2021, $1,889 was outstanding.

In July 2021, the Company entered into a short-term loan facility for insurance premiums with IPFS Corporation for $410 with a maturity date of June 27, 2022. The loan has fixed annual interest of 1.98% on the outstanding balance and requires monthly payments of principal and interest of $37. As of December 31, 2021, $221 was outstanding.

In November 2021, the Company entered into a short-term loan facility for insurance premiums with IPFS Corporation for $1,183 with a maturity date of October 4, 2022. The loan has fixed annual interest of 1.98% on the outstanding balance and requires monthly payments of principal and interest of $108. As of December 31, 2021, $1,064 was outstanding.

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2021, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive or make payments based on the 1-month LIBOR (approximately 0.11% as of December 31, 2021).

During the year ended December 31, 2021, there were no interest rate swap agreements that expired.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

	December 31,
Balance sheet accounts	2021	2020
Other assets	$1,607	$—
Accrued liabilities	$389	$—

A cumulative gain of $913 net of tax, is reflected in accumulated other comprehensive loss as of December 31, 2021.

The amount of gain recognized in other comprehensive income for the year ended December 31, 2021 was $767 net of tax. There was $146, net of tax, reclassified from accumulated other comprehensive loss into earnings for the year ended December 31, 2021.

As of December 31, 2021, approximately $389 is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

11.	SHAREHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ over-allotment option, of common stock at a public offering price of $13.00 per share. The Company’s net proceeds from the sale of shares in the IPO was $78,581 after underwriter discounts and commissions, fees and expenses of $11,119, of which $2,250 was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

Dividends

In August 2021, the Company declared and paid a $10,000, or $0.36 per share, dividend to shareholders on record as of August 11, 2021.

On November 11, 2021, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.08 per share of the Company’s common stock or $0.32 per share on an annualized basis. The Company’s first quarterly dividend payment of $2,751 was made on December 7, 2021 to shareholders of record as of the close of business on November 22, 2021.

On January 25, 2022, the Company declared a quarterly cash dividend of $2,751, or $0.08 per share, to shareholders on record as of February 4, 2022. The dividend was paid on February 17, 2022.

12.	STOCK-BASED COMPENSATION

In November 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary companies’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary companies’ employees and consultants. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 9,650,000 shares. As of December 31, 2021, 7,050,000 shares of common stock were reserved and available for issuance under the 2021 Plan.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Market Condition Restricted Shares

On November 4, 2021, the Company issued and granted to certain employees a total of 2,600,000 restricted stock awards under the 2021 Plan, of which 2,600,000 restricted shares will vest if, on or before November 8, 2031, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $40.00 per share for twenty consecutive trading days. For computing the fair value of the 2,600,000 restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

Number issued	2,600,000
Vesting period	$40.00 stock price target
Grant price (per share)	$4.65
Dividend yield	0.0%
Expected volatility	32.08%
Risk-free interest rate	1.59%
Expected term (years)	5.67

A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Number of RSAs	Fair Value
Outstanding at December 31, 2020	—	—
Granted	2,600,000	$4.65
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	2,600,000	$4.65

Stock-based compensation expense of $355 was recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

As of December 31, 2021, there were 2,600,000 unvested restricted stock awards and unrecognized compensation cost of $11,735 related to unvested restricted stock awards. Unrecognized compensation cost of restricted stock awards is expected to be recognized over the weighted average period of 5.5 years.

13.	COMMITMENTS AND CONTINGENCIES

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

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

In June 2020, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), Western District of Washington (Seattle, WA), pertaining to a False Claims Act investigation, 31 U.S.C, sections 3729-3733 (“FCA”), concerning allegations that soft body armor vest accessory panels sold by the Company are falsely labeled as compliant with the National Institute of Justice performance standards. In September 2020, the Company made its First Production of Documents which contained only documents and data that had been deemed to be of a “priority” nature pursuant to an agreement reached between the Company’s counsel and the Assistant U.S. Attorney handling the matter. In July 2021, the Company received a request for additional information relating to the subject matter of the investigation, with which the Company intends to comply. In October 2021, November 2021 and December 2021, the Company produced additional documents responsive to the correspondence containing requests for specific documents and supplemental information. At this preliminary stage of the investigation, the Company does not have enough information to make an evaluation of the merits, exposure or potential risks regarding this matter.

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

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”) and, thus, no judgment has been issued. On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On January 11, 2022, Plaintiff filed its response, including certain affidavits, to defendants’ post-trial motions. On February 9, 2022, Safariland, LLC filed its reply to Plaintiff’s response, as well as a motion to strike the affidavits filed by Plaintiff. Thereafter, Plaintiff filed a response, and Safariland, LLC filed a reply, concerning the motion to strike the affidavits. At this time, no further filings are due to the court. In the event of an unfavorable ruling by the court, Safariland, LLC intends to pursue an appeal. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

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

Leases

The Company leases office, warehouse, and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Our leases generally contain multi-year renewal options and escalation clauses. Total rent expense of the Company for the years ended December 31, 2021 and 2020 was $4,663 and $4,403, respectively.

The Company maintains capital lease agreements. As of December 31, 2021, and 2020 the Company recorded capital lease obligations of $43 and $43 within accrued liabilities and $4 and $46, respectively, within other liabilities in the consolidated balance sheets.

Future minimum lease payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year and the Company’s capital lease agreements are as follows:

	Capital Leases	Operating Leases
2022	43	4,293
2023	4	3,853
2024	—	2,725
2025	—	1,391
2026	—	406
Thereafter	—	35
Total minimum lease payments	$47	$12,703
Less: Amount representing interest	(11)
Capital lease obligation	$36

There were no material future minimum sublease payments to be received under non-cancelable subleases as of December 31, 2021. There was no material sublease income as of December 31, 2021 and 2020, respectively.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

14.	INCOME TAXES

Consolidated income from continuing operations before income taxes consists of the following:

	Year ended December 31,
	2021	2020
U.S. operations	$18,243	$23,776
Foreign operations	949	4,099
Income before benefit for income taxes	$19,192	$27,875

The benefit for income taxes is detailed below:

	Year ended December 31,
	2021	2020
Current tax provision:
Federal	$—	$—
State	(907)	(188)
Foreign	(852)	(1,482)
Total current provision	(1,759)	(1,670)
Deferred tax (provision) benefit:
Federal	(4,704)	10,233
State	(897)	1,949
Foreign	829	66
Total deferred (provision) benefit	(4,772)	12,248
Total income tax (provision) benefit	$(6,531)	$10,578

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements:

	Year ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	8.4	7.7
Change in valuation allowance	0.8	(71.1)
Current year tax credits	(4.7)	(2.3)
Difference between foreign and federal tax rate	2.8	2.0
Permanent items	5.2	2.8
Reserve for uncertain tax positions	—	1.3
Other	0.5	0.7
Effective tax rate	34.0%	(37.9)%

Deferred taxes have not been recognized for the excess financial reporting basis over the tax basis of investments of foreign subsidiaries. It is the Company’s intent to permanently reinvest the earnings of those foreign subsidiaries in those jurisdictions. It is not practical to determine the amount of any unrecognized deferred tax liability on this item.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The tax effects of temporary differences giving rise to significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and other carry forwards	$12,477	$15,531
Accrued liabilities	3,831	4,201
Reserves and other	2,265	3,587
263A uniform capitalization costs	657	1,067
Other deferred tax assets	1,911	2,122
Total deferred tax assets	21,141	26,508
Valuation allowance	(1,890)	(1,729)
Net deferred tax assets	19,251	24,779
Deferred tax liabilities:
Intangibles	(2,624)	(3,626)
Depreciation	(3,403)	(3,667)
Goodwill	(6,594)	(6,182)
Other	(868)	(489)
Total deferred tax liabilities	(13,489)	(13,964)
Total deferred income taxes	$5,762	$10,815

In assessing the realizability of deferred income tax assets, the Company performs an evaluation of whether it is more likely than not that some portion, or all, of its deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on its current evaluation, the Company determined it was appropriate to increase its valuation allowance by $161 for the year ended December 31, 2021.

As of December 31, 2021, the Company had net operating loss carryforwards that expire in varying amounts beginning in 2022 through 2038 and tax credit carryforwards that expire in varying amounts beginning in 2032 through 2042.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect the Company’s effective tax rate was $2,090. A reconciliation of the change in the unrecognized income tax benefit for the year ended December 31, 2021 is as follows:

	Year ended December 31,
	2021	2020
Beginning unrecognized tax benefits	$2,122	$1,754
Current period unrecognized tax benefits	(32)	368
Ending unrecognized tax benefits	$2,090	$2,122

The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense. No amounts representing penalties and interest were recorded as income tax expense during the years ended December 31, 2021 and 2020. The Company had no interest or penalties accrued in the consolidated balance sheets as of December 31, 2021 and 2020.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of December 31, 2021, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. One of the Company’s Canadian subsidiaries is currently undergoing an examination of its tax filings for the

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

period June 1, 2016 through December 31, 2017. In January 2022, the Company received notification that the Canadian tax authority has completed its examination and proposed no changes to the tax filings.

15.	COMPENSATION AND DEFINED CONTRIBUTION PLANS

The Company and its wholly owned subsidiaries sponsor Internal Revenue Code Section 401(k) defined contribution plans for the benefit of all full-time and part-time employees. Employees are entitled to make tax- deferred contributions up to the maximum allowed by law of their eligible compensation.

The Company sponsors various other non-U.S. Defined Contribution and Defined Profit-Sharing Plans that are offered by the Company’s foreign subsidiaries. Many of these plans were assumed through the Company’s acquisitions or are required by local regulatory requirements. The Company may deposit funds for these plans with insurance companies, or into government-managed accounts consistent with local regulatory requirements, as applicable.

Contribution to the plans are made by both the employee and the Company. The Company’s contributions to the plans was $1,780 and $1,812 for the years ended December 31, 2021 and 2020, respectively.

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $2,162 for the year ended December 31, 2021.

The Company maintains a cash-based executive compensation plan for certain employees. The Company’s board of directors awarded 1,433,500 (split-adjusted) interests in the plan (“units”). Each unit represents an unfunded and unsecured right, subject to certain conditions as set forth by the plan. One-third of the units granted to any holder will vest on each of the first, second, and third anniversaries of March 18, 2021 during the term of such holder’s employment with the Company. Payment of a holder’s vested balance is dependent upon a transaction or series of related transactions constituting a qualifying exit event, as defined by the executive compensation plan. The plan will expire on March 18, 2025, at which time the plan and all awarded units will be terminated for no consideration if a qualifying exit event has not occurred before that date. If a qualifying exit event becomes probable, the fair value of the units would be the closing stock price of the Company on the day the qualifying exit event becomes probable and compensation expense would be recognized at that time.

16.RELATED PARTY TRANSACTIONS

The Company leases 5 distribution warehouses and retail stores from related parties. During the years ended December 31, 2021 and 2020 the Company made payments and recorded rent expense related to these leases of $579 and $635 respectively which are included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2021, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chairman of the Board:

●	$2,250 for services related to the Company’s initial public offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.
●	$1,000 for services related to the execution of the New Credit Agreement, which is included in debt issuance costs and recorded as an offset to long-term debt in the Company’s consolidated balance sheets.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

For the year ended December 31, 2020, the Company paid $1,000 to Kanders & Company, Inc. in connection with the execution of a debt refinancing. This payment is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

17.RESTRUCTURING

During the year ended December 31, 2017, the Company initiated a plan to perform a companywide reorganization (the “2017 Restructuring Plan”) which resulted in the realignment of reporting structures and elimination of redundant positions. In addition, prior to the sale of Mustang, all of the foregoing operations were relocated into existing facilities. These initiatives consisted of one-time termination benefits and other shutdown costs that continued through the year ended December 31, 2020. During the year ended December 31, 2020, we incurred and paid $160 of restructuring charges related to the 2017 Restructuring Plan. We have incurred $5,080 of cumulative restructuring charges since the commencement of the 2017 Restructuring Plan.

During the year ended December 31, 2021, the Company initiated and completed a plan to consolidate operations in the U.K. and incurred and paid $395 of restructuring changes.

Restructuring expenses are included within restructuring and transactions costs in the Company’s consolidated statements of operations and comprehensive income.

18.SEGMENT DATA

Our operations are comprised of two reportable segments: Products and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. Senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as gross profit. The CODM is not provided asset information or operating expenses by segment.

	Year ended December 31, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$362,189	$90,043	$(24,944)	$427,288
Cost of goods sold	213,881	67,649	(24,932)	256,598
Gross profit	$148,308	$22,394	$(12)	$170,690

	Year ended December 31, 2020
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$343,689	$84,922	$(23,969)	$404,642
Cost of goods sold	211,048	64,761	(24,105)	251,704
Gross profit	$132,641	$20,161	$136	$152,938
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

19.SUPPLEMENTAL DISCLOSURES TO CASH FLOWS

Supplemental non-cash and other cash flow information consists of the following:

	Year Ended December 31,
	2021	2020
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$1,158	$879
Cash paid for interest	13,336	23,316
Non-cash transactions:
Accruals and accounts payable for capital expenditures	197	—
Stock received in the sale of business	—	4,731

20.SUBSEQUENT EVENTS

On January 11, 2022, the Company acquired Radar Leather Division S.r.l. ("Radar") for approximately $21,000. The purchase accounting for this acquisition is in progress.

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event, in the cash-based executive compensation plan disclosed in Note 15. In addition, the board of directors approved the settlement of vested and unvested units in common stock rather than cash, which resulted in a change in classification of the outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There are 632,500 units that are expected to vest on March 18, 2022 and 801,000 units that will vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $22,100 on March 9, 2022, the date the performance condition became probable. Unrecognized compensation expense related to the unvested units was $11,516 as of March 9, 2022.

On March 9, 2022, the Company’s board of directors approved the common stock settlement of vested awards of the long-term incentive plan disclosed in Note 15. The board of directors also approved the future settlement of unvested awards in common stock. Modification accounting was not applied as this change did not affect the fair value of the awards, vesting conditions, or the liability classification of the awards.

On March 9, 2022, the Company’s board of directors granted 85,108 restricted stock units (“RSUs”) and issued 309,479 stock options under the Safariland Long-Term Incentive Plan. The RSUs will vest in three equal installments over a three-year period from the date of grant and have a grant date fair value of $23.45, the closing stock price of the Company on the date of grant. The options issued will vest and become exercisable in equal installments over a three-year period from the date of grant and expire ten years from the date of the grant. The fair value of the options has been estimated as of the grant date using the Black-Scholes option-pricing model and resulted in a grant date fair value of approximately $6.72 per option. No compensation expense was recognized on the date of grant. Unrecognized compensation expense was $1,996 and $2,079 related to the RSUs and options, respectively, as of March 9, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective.

Management’s Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than execution of the material weakness remediation activities described below, there was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on December 2, 2021, we identified a material weakness in the design and effectiveness in the operation of our controls intended to maintain a segregation of duties related to journal entries within one of the Company’s general ledger systems.

During the remainder of 2021, we implemented new policies and procedures to enhance our risk assessment processes to effectively design and implement control activities that prevent and/or detect personnel having the ability to create, approve and post journal entries within the identified general ledger system. These control activities were subsequently tested and as of December 31, 2021, the material weakness is considered remediated.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has adopted a Code of Business Conduct and ethics that applies to its all of its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, controller and internal audit staff of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.cadre-holdings.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by this Item 10 of Form 10-K will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements, Financial Statement Schedules and Exhibits

(a)(1) The Financial Statements. The Financial Statements of the Company are included in Item 8 above.

(a)(2) Financial Statement Schedules. No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated and Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
4.1

See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

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

(incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.11	Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.12	Form of Award Agreement under the Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.13	Safariland Group 2021 Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.14

Form of Award Agreement under the Safariland Group 2021 Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.15	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.16	Form of Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.17	Form of Stock Award Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.19

Employment Agreement between Cadre Holdings, Inc. and Warren Kanders, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.20

Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.21

Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.22

Credit Agreement, dated July 23, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 27, 2021).

10.23

Safariland Group 2021 Amended and Restated Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 3, 2021). +

10.24

First Amendment to Credit Agreement, dated August 20, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.25

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Warren Kanders, dated September 1, 2021 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.26

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated September 1, 2021 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.27

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated September 1, 2021 (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.28

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

CADRE HOLDINGS, INC.

By:	/s/ Blaine Browers
Blaine Browers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Warren B. Kanders	Chief Executive Officer
Warren B. Kanders	(Principal Executive Officer)

/s/ Blaine Browers	Chief Financial Officer
Blaine Browers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hamish Norton	Director
Hamish Norton

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ William Quigley	Director
William Quigley