Form 10-Q
period 2022-03-31
Cadre Holdings, Inc.
filed 2022-05-16
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

or

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

Yes  ☑ No  ☐

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

As of May 9, 2022, there were 34,782,271 shares of common stock, par value $0.0001, outstanding.

INDEX

CADRE HOLDINGS, INC.

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Cadre”, “we,” “us,” and “our,” refer to the consolidated business of Cadre Holdings, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the markets in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors, or otherwise;
●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of the COVID-19 pandemic on the Company’s business;
●	the possibility that the Company may be adversely affected by other political, economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend; and
●	the increased expenses associated with being a public company.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$9,877	$33,857
Accounts receivable, net of allowance for doubtful accounts of $749 and $645, respectively	52,001	48,344
Inventories	69,401	63,978
Prepaid expenses	7,747	10,353
Other current assets	4,360	3,171
Assets held for sale	271	278
Total current assets	143,657	159,981
Property and equipment, net of accumulated depreciation and amortization of $38,631 and $37,171, respectively	35,729	33,053
Deferred tax assets, net	12,979	7,059
Intangible assets, net	50,158	42,415
Goodwill	72,510	66,262
Other assets	5,965	3,026
Total assets	$320,998	$311,796

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$27,477	$19,328
Accrued liabilities	34,363	40,736
Income tax payable	2,239	1,255
Liabilities held for sale	120	128
Current portion of long-term debt	11,700	13,174
Total current liabilities	75,899	74,621
Long-term debt	144,661	146,516
Deferred tax liabilities	3,799	1,297
Other liabilities	694	722
Total liabilities	225,053	223,156

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 34,782,271 shares and 34,383,350 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	3	3
Additional paid-in capital	144,978	127,606
Accumulated other comprehensive income (loss)	931	(1,917)
Accumulated deficit	(49,967)	(37,052)
Total shareholders’ equity	95,945	88,640
Total liabilities, mezzanine equity and shareholders' equity	$320,998	$311,796

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$104,406	$110,536
Cost of goods sold	64,217	66,577
Gross profit	40,189	43,959
Operating expenses
Selling, general and administrative	53,950	28,051
Restructuring and transaction costs	599	321
Related party expense	122	153
Total operating expenses	54,671	28,525
Operating (loss) income	(14,482)	15,434
Other expense
Interest expense	(1,490)	(5,044)
Other expense, net	(205)	(44)
Total other expense, net	(1,695)	(5,088)
(Loss) income before provision for income taxes	(16,177)	10,346
Benefit (provision) for income taxes	6,012	(3,482)
Net (loss) income	$(10,165)	$6,864

Net (loss) income per share:
Basic	$(0.30)	$0.25
Diluted	$(0.30)	$0.25
Weighted average shares outstanding:
Basic	34,446,318	27,483,350
Diluted	34,446,318	27,483,350

Net (loss) income	$(10,165)	$6,864
Other comprehensive income:
Unrealized holding gains, net of tax(1)	3,077	—
Reclassification adjustments for gains included in net loss, net of tax(2)	131	—
Total unrealized gains on interest rate swaps, net of tax	3,208	—
Foreign currency translation adjustments, net of tax(3)	(360)	284
Other comprehensive income	2,848	284
Comprehensive (loss) income, net of tax	$(7,317)	$7,148

(1) Net of income tax expense of $1,026 for the three months ended March 31, 2022.

(2) Amount reclassified to net income relates to gains on interest rate swaps and is included in Interest expense above. Amount is net of income tax expense of $44 for the three months ended March 31, 2022.

(3) Net of income tax expense of $18 and $93 for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(10,165)	$6,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,544	3,539
Amortization of original issue discount and debt issue costs	111	677
Deferred income taxes	(6,951)	3,319
Stock-based compensation	23,588	—
(Recoveries from) provision for losses on accounts receivable	45	(91)
Foreign exchange loss	253	109
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(1,693)	(5,626)
Inventories	(2,956)	(2,496)
Prepaid expenses and other assets	3,158	(141)
Accounts payable and other liabilities	(18)	10,678
Net cash provided by operating activities	8,916	16,832
Cash Flows From Investing Activities:
Purchase of property and equipment	(950)	(788)
Business acquisition, net of cash acquired	(19,787)	—
Net cash used in investing activities	(20,737)	(788)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	88,593
Principal payments on revolving credit facilities	—	(88,593)
Principal payments on term loans	(2,506)	(566)
Principal payments on insurance premium financing	(1,474)	(917)
Payment of capital leases	(11)	(7)
Taxes paid in connection with employee stock transactions	(6,216)	—
Dividends distributed	(2,750)	—
Net cash used in financing activities	(12,957)	(1,490)
Effect of foreign exchange rates on cash and cash equivalents	798	13
Change in cash and cash equivalents	(23,980)	14,567
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$9,877	$17,440
Supplemental Disclosure of Cash Flows Information:
Cash (received) paid for income taxes, net	$(100)	$15
Cash paid for interest	$1,282	$4,292
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$119	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	6,864	6,864
Foreign currency translation adjustments	—	—	—	284	—	284
Balance, March 31, 2021	27,483,350	$3	$48,670	$(2,576)	$(30,098)	$15,999

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety and survivability products and other related products for the law enforcement, first responder and military markets. The business operates through 14 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

Principles of Consolidation and Basis of Presentation

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we may not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

The presentation of revenue by channel previously reported in the notes to the consolidated financial statements has been reclassified to conform to the current financial statement presentation.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 6)	$5,495	$—	$5,495	$—	$1,607	$—	$1,607	$—

Liabilities:
Interest rate swap (Note 6)	$—	$—	$—	$—	$389	$—	$389	$—

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2022 and 2021.

The carrying value of our long-term debt obligations approximates the fair value, as the long-term debt was entered into recently and contains a floating interest rate component.

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

The following table represents changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets, and related costs:

	Three months ended March 31,
	2022	2021
Beginning accrued warranty expense	$1,256	$1,133
Current period claims	(116)	(56)
Provision for current period sales	93	63
Ending accrued warranty expense	$1,233	$1,140

Net (loss) Income per Share

Basic income or loss per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods presented. Diluted income or loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. The calculation of weighted average shares outstanding and net (loss) income per share are as follows:

	Three months ended March 31,
	2022	2021
Net (loss) income	$(10,165)	$6,864

Weighted average shares outstanding - basic	34,446,318	27,483,350
Effect of dilutive securities:
Stock-based awards	—	—
Weighted average shares outstanding - diluted	34,446,318	27,483,350
Net (loss) income per share:
Basic	$(0.30)	$0.25
Diluted	$(0.30)	$0.25

For the three months ended March 31, 2022, 886,108 restricted stock awards and 357,479 stock options were anti-dilutive and therefore not included in diluted weighted average shares outstanding. There were no dilutive instruments outstanding for the three months ended March 31, 2021.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued additional guidance which extends the effective date of ASU 2016-02 for emerging growth companies to begin in fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard as of the effective date and is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

2.    ACQUISITIONS

On January 11, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the accretive acquisition of Radar Leather Division S.r.l. (“Radar”), a premiere family-owned duty gear business based in Italy that specializes in the production of high-quality holsters, belts, duty belts, and other accessories.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Radar were $627, of which $95 was incurred and recognized during the three months ended March 31, 2022.

Total consideration, net of cash acquired, was $19,787 for 100% of the equity interests in Radar. The total consideration was as follows:

Cash paid	$21,266
Less: cash acquired	(1,479)
Total consideration, net	$19,787

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Radar acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Radar acquisition is included in the Products segment and consists largely of the growth and profitability expected from this acquisition.

Total consideration, net	$19,787

Accounts receivable	$2,347
Inventories	2,500
Prepaid expenses	682
Other current assets	612
Property and equipment	3,053
Intangible assets	10,200
Goodwill	6,711
Total assets acquired	26,105
Accounts payable	1,120
Deferred tax liabilities	2,548
Accrued liabilities	2,106
Long-term debt	544
Total liabilities assumed	6,318
Net assets acquired	$19,787

In connection with the acquisition, the Company acquired exclusive rights to Radar’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$9,300	15
Technology	600	10
Trademarks	300	7
Total	$10,200

The full amount of goodwill of $6,711 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Radar prior to the acquisition. Radar revenue and cost of goods sold are included in the Products segment. The acquisition was not material to our consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three months ended March 31,
	2022	2021
U.S. state and local agencies (a)	$57,923	$59,377
Commercial	11,034	11,842
U.S. federal agencies	7,914	15,593
International	27,019	21,994
Other	516	1,730
Net sales	$104,406	$110,536

(a) Includes all Distribution sales

	Three months ended March 31,
	2022	2021
United States	$77,387	$88,542
International	27,019	21,994
	$104,406	$110,536

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are reduced when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $9,608 and $10,949 as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022 from amounts included in contract liabilities as of December 31, 2021 was $4,991.

Remaining Performance Obligations

As of March 31, 2022, we had $18,642 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of March 31, 2022. We expect to recognize approximately 67% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods	$29,736	$28,707
Work-in-process	5,800	4,053
Raw materials and supplies	33,865	31,218
	$69,401	$63,978

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2022:

	Products	Distribution	Total
Balance, December 31, 2021	$63,646	$2,616	$66,262
Radar acquisition	6,711	—	6,711
Foreign currency translation adjustments	(463)	—	(463)
Balance, March 31, 2022	$69,894	$2,616	$72,510

Gross goodwill and accumulated impairment losses was $80,095 and $7,585, respectively, as of March 31, 2022 and $73,899 and $7,585, respectively, as of December 31, 2021.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$83,095	$(54,301)	$28,794	11
Technology	12,523	(11,033)	1,490	7
Tradenames	6,700	(3,523)	3,177	4
Non-compete agreements	1,021	(1,021)	—	4
	$103,339	$(69,878)	$33,461
Indefinite lived intangibles:
Tradenames	16,697	—	16,697	Indefinite
Total	$120,036	$(69,878)	$50,158

	December 31, 2021
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,078	$(52,536)	$21,542	11
Technology	11,978	(10,988)	990	7
Tradenames	6,473	(3,264)	3,209	4
Non-compete agreements	1,037	(1,037)	—	4
	$93,566	$(67,825)	$25,741
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,240	$(67,825)	$42,415

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Company recorded amortization expense of $2,157 and $2,186 for the three months ended March 31, 2022 and 2021, respectively, of which $50 and $198 was included in cost of goods sold in the consolidated statements of operations and comprehensive (loss) income for the respective periods.

The estimated amortization expense for finite-lived intangible assets for the remaining nine months of 2022, the next four years and thereafter is as follows:

Remainder of 2022	$6,202
2023	7,442
2024	4,541
2025	2,553
2026	2,132
Thereafter	10,591
$33,461

6.    DEBT

The Company’s debt is as follows:

	March 31, 2022	December 31, 2021
Short-term debt:
Insurance premium financing	$1,700	$3,174
Current portion of term loan	10,000	10,000
	$11,700	$13,174
Long-term debt:
Revolver	—	—
Term loan	146,064	148,564
Other	535	—
	$146,599	$148,564
Unamortized debt discount and debt issuance costs	(1,938)	(2,048)
Total long-term debt, net	$144,661	$146,516

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining nine months of 2022, the next four years and thereafter:

Remainder of 2022	$7,500
2023	10,132
2024	10,269
2025	10,134
2026	118,564
Thereafter	—
Total principal payments	$156,599

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

New Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200,000 under a term loan (the “Term Loan”), and (ii) may borrow up to $100,000 under a revolving credit facility (including up to $15,000 for letters of credit and up to $10,000 for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of March 31, 2022 and 2021. As of March 31, 2022, there were $3,069 in outstanding letters of credit and $96,931 of availability.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Canadian Loan Agreement is guaranteed by the Canadian Guarantor pursuant to a Guaranty and Suretyship Agreement (the “Canadian Guaranty Agreement”).

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2022.

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

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2022, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 0.46% as of March 31, 2022).

During the three months ended March 31, 2022, there were no interest rate swap agreements that expired.

We entered into the Swap Agreement to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated this Swap Agreement as a cash flow hedge. A portion of the amount included in accumulated other comprehensive income (loss) is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreement is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreement.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet accounts	March 31, 2022	December 31, 2021
Other current assets	$880	$—
Other assets	$4,615	$1,607
Accrued liabilities	$—	$389

A cumulative gain, net of tax, of $4,121 and $913 as of March 31, 2022 and December 31, 2021, respectively, is reflected in accumulated other comprehensive income (loss).

The amount of gain recognized in other comprehensive income for the three months ended March 31, 2022 was $3,077 net of tax. There was $131 reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended March 31, 2022.

As of March 31, 2022, approximately $885 is expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

7.    COMMITMENTS AND CONTINGENCIES

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. Safariland, LLC will be filing an appeal on or before May 18, 2022. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

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

International

As an international company, we are, from time to time, the subject of investigations relation to the Company’s international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and international laws. To the best of the Company’s knowledge, there are not any potential or pending investigations at this time.

Leases

The Company leases office, warehouse, and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Our leases generally contain multi-year renewal options and escalation clauses. Total rent expense of the Company for the three months ended March 31, 2022 and 2021 was $1,200 and $1,150, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Future minimum lease payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year for the remaining nine months of 2022, the next four years and thereafter is as follows:

Remainder of 2022	$3,367
2023	4,047
2024	2,851
2025	1,422
2026	486
Thereafter	109
Total minimum lease payments	$12,282

There were no material future minimum sublease payments to be received under non-cancelable subleases as of March 31, 2022. There was no material sublease income for the three months ended March 31, 2022 and 2021.

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of March 31, 2022, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. During the three months ended March 31, 2022, one of the Company’s Canadian subsidiaries concluded an examination of its tax filings for the period June 1, 2016 through December 31, 2017 that resulted in no changes to the filings or the amount of tax due. The 2018 and 2019 tax returns of a separate Canadian subsidiary were selected for examination by the Canadian Revenue Agency.

In assessing the realizability of deferred tax assets, the Company performs a quarterly evaluation of whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on the Company’s evaluation, a valuation allowance of $1,890 has been recorded as of March 31, 2022.

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 37.2% and 32.5%, respectively. The increase in the effective tax rate period over period primarily relates to nondeductible executive compensation.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $384 and $952 for the three months ended March 31, 2022 and 2021, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive (loss) income.

On March 9, 2022, the Company’s board of directors approved the common stock settlement of vested awards of the long-term incentive plan. The board of directors also approved the future settlement of unvested awards in common stock. Modification accounting was not applied as this change did not affect the fair value of the awards, vesting conditions, or the liability classification of the awards.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Executive Compensation Plan

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

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event, in the cash-based executive compensation plan. In addition, the board of directors approved the settlement of the majority of vested and unvested units in common stock rather than cash, which resulted in a change in classification of those outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There were 632,500 units that vested on March 18, 2022 and 801,000 units that will vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $23,008 in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022, the period in which the performance condition was determined to be satisfied. Unrecognized compensation expense related to the unvested units was $10,713 as of March 31, 2022. Liability classified units were remeasured at the Company’s closing stock price on March 31, 2022, resulting in $722 recorded in accrued liabilities in the Company’s consolidated balance sheet as of March 31, 2022.

Stock Incentive Plan

On March 9, 2022, the Company’s board of directors granted 85,108 restricted stock awards (“RSAs”) and issued 309,479 stock options under the Cadre Stock Incentive Plan. The RSAs will vest in three equal installments over a three-year period from the date of grant and have a grant date fair value of $23.45, the closing stock price of the Company on the date of grant. The options issued will vest and become exercisable in equal installments over a three-year period from the date of grant and expire ten years from the date of the grant. The fair value of the options has been estimated as of the grant date using the Black-Scholes option-pricing model and resulted in a grant date fair value of approximately $6.72 per option. The Company recognized compensation expense of $40 and $42 related to the RSAs and options, respectively, in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022. Unrecognized compensation expense was $1,956 and $2,037 related to the RSAs and options, respectively, as of March 31, 2022.

10.     ASSETS AND LIABILITIES HELD FOR SALE

In October 2021, the Company designated our Daventry, UK facility as held for sale. Accordingly, during 2021, the Company determined that the assets and liabilities associated with the Daventry facility met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations as the deconsolidation did not represent a strategic shift in the business. Total assets and liabilities associated with the Daventry facility were $271 and $120, respectively, and are presented in our consolidated balance sheet as of March 31, 2022 as current assets held for sale and current liabilities held for sale, respectively. The Company expects to complete the sale of this facility in 2022.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $122 and $153 for the three months ended March 31, 2022 and 2021, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive (loss) income.

12.     SEGMENT DATA

Our operations are comprised of two reportable segments: Products and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM is not provided asset information or operating expenses by segment.

	Three months ended March 31, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$85,386	$24,096	$(5,076)	$104,406
Cost of goods sold	51,120	18,172	(5,075)	64,217
Gross profit	$34,266	$5,924	$(1)	$40,189

	Three months ended March 31, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$93,818	$22,660	$(5,942)	$110,536
Cost of goods sold	55,594	16,921	(5,938)	66,577
Gross profit	$38,224	$5,739	$(4)	$43,959

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

13.     SUBSEQUENT EVENTS

In May 2022, the Company acquired Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) for approximately $35,000. The purchase accounting for this acquisition is in progress. In connection with the acquisition, the purchase price was funded with a draw on the Company’s Revolving Loan of $35,000.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety and survivability equipment in the first responder market. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State, U.S. Department of Defense, U.S. Department of Interior, U.S. Department of Justice, U.S. Department of Homeland Security, U.S. Department of Corrections and numerous foreign government agencies in over 100 countries.

In January 2022, Company acquired Radar Leather Division S.r.l. (“Radar”) for $19.8 million, net of cash acquired. We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. These estimates are preliminary and subject to adjustments as we complete our valuation process.

In May 2022, the Company acquired Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) for approximately $35.0 million. The purchase accounting for this acquisition is in progress. In connection with the acquisition, the purchase price was funded with a draw on the Company’s Revolving Loan of $35.0 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net sales	$104,406	$110,536
Net (loss) income	$(10,165)	$6,864
Adjusted EBITDA(1)	$14,219	$20,246
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net (loss) income, the most directly comparable U.S. GAAP financial measure.

Net sales decreased by $6.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of a large U.S. Federal duty gear shipment in the prior year period, combined with stronger commercial demand and higher demand for crowd control products in the comparable period last year.

Net (loss) income decreased by $17.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of the change in year over year revenue and stock-based compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	March 31, 2022	December 31, 2021
Orders backlog	$117,146	$113,840

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

Orders backlog increased by $3.3 million as of March 31, 2022 compared to December 31, 2021, primarily due to a $5.5 million increase from higher demand for soft armor products and duty gear backlog increase driven by the acquisition of Radar and increased demand across channels. This was partially offset by a $2.8 million reduction from 2022 shipments of a large contractual armor order, $2.0 million reduction from 2022 shipments of a large order for high risk search tools, and $1.9 million driven by current year reductions in supplier past-dues for ammunition and firearms through our company-owned retail locations.

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

The following table presents data from our results of operations for the three months ended March 31, 2022 and 2021 (in thousands unless otherwise noted):

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)	% Chg
Net sales	$104,406	$110,536	(5.5)%
Cost of goods sold	64,217	66,577	(3.5)%
Gross profit	40,189	43,959	(8.6)%

Operating expenses
Selling, general and administrative	53,950	28,051	92.3%
Restructuring and transaction costs	599	321	86.6%
Related party expense	122	153	(20.3)%
Total operating expenses	54,671	28,525	91.7%
Operating (loss) income	(14,482)	15,434	(193.8)%

Other expense
Interest expense	(1,490)	(5,044)	(70.5)%
Other expense, net	(205)	(44)	365.9%

Total other expense, net	(1,695)	(5,088)	(66.7)%

(Loss) income before provision for income taxes	(16,177)	10,346	(256.4)%
Benefit (provision) for income taxes	6,012	(3,482)	(272.7)%

Net (loss) income	$(10,165)	$6,864	(248.1)%

The following table presents segment data for the three months ended March 31, 2022 and 2021 (in thousands unless otherwise noted):

	Three months ended March 31, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$85,386	$24,096	$(5,076)	$104,406
Cost of goods sold	51,120	18,172	(5,075)	64,217
Gross profit	$34,266	$5,924	$(1)	$40,189

	Three months ended March 31, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$93,818	$22,660	$(5,942)	$110,536
Cost of goods sold	55,594	16,921	(5,938)	66,577
Gross profit	$38,224	$5,739	$(4)	$43,959

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Net sales. Product segment net sales decreased by $8.4 million, or 9.0%, from $93.8 million to $85.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $4.6 million decrease for duty gear primarily due to a large US Federal shipment in the prior year and prior year commercial demand strength and a $3.0 million decrease for the less lethal product line due to higher demand for crowd control products in the prior year. Distribution segment net sales increased by $1.4 million, or 6.3%, from $22.7 million to $24.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to our suppliers reducing their past due ammunition orders. Reconciling items consisting primarily of intercompany eliminations were $5.1 million for three months ended March 31, 2022 and the three months ended March 31, 2021.

Cost of goods sold and Gross Profit. Product segment cost of goods sold decreased by $4.5 million, or 8.0%, from $55.6 million to $51.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to costs to manufacture product (namely material and labor). Product segment gross profit as a percentage of net sales decreased by 60 basis points to 40.1% for the three months ended March 31, 2022 from 40.7% for the three months ended March 31, 2021, mainly driven by unfavorable portfolio mix partially offset by price (in excess of material and labor inflation). Distribution segment cost of goods sold increased by $1.3 million, or 7.4%, from $16.9 million to $18.2 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increased costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 70 basis points to 24.6% for the three months ended March 31, 2022 from 25.3% for the three months ended March 31, 2021, mainly driven by unfavorable channel mix with more volume going to agencies versus retail. Reconciling items consisting primarily of intercompany eliminations were $5.1 million for three months ended March 31, 2022 and the three months ended March 31, 2021.

Selling, general and administrative. SG&A increased by $25.9 million, or 92.3%, for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to stock-based compensation expense of $23.7 million and increases in marketing spend, commissions expense and corporate insurances.

Restructuring and transaction costs. Restructuring and transaction costs increased by $0.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased transactions costs and consulting fees incurred related to the acquisition of Cyalume.

Related party expense. Related party expense was relatively consistent period over period with $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. We recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

Interest expense. Interest expense decreased by $3.6 million, or 70.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to an interest rate decrease as a result of our recent refinancing and debt repayments on our outstanding debt.

Other expense, net. Other expense, net increased by $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $0.2 million loss on foreign currency transactions for the three months ended March 31, 2021 compared to the three months ended March 31, 2021.

Benefit (provision) for income taxes. Income tax benefit was $6.0 million for the three months ended March 31, 2022 compared to a tax provision of $3.5 million for the three months ended March 31, 2021.  The effective tax rate was 37.2% for the three months ended March 31, 2022 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.  For the three months ended March 31, 2021, the effective tax rate was 33.7% and was higher than the statutory rate primarily due to state taxes and the tax impact of our foreign earnings, partially offset by research and development tax credits.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and (benefit) provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other expense, net, stock-based compensation expense and long-term incentive plan (“LTIP”) bonus as these items do not represent our core operating performance. We also present Adjusted EBITDA Conversion Rate, which we define as Adjusted EBITDA less capital expenditures divided by Adjusted EBITDA. We use Adjusted EBITDA Conversion Rate as a measurement of the cash generation capacity of our underlying operations, exclusive of impacts relating to our capital structure.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate are performance measures that we believe are useful to investors and analysts because they illustrate the underlying financial and business trends relating to our core, recurring results of operations and enhance comparability between periods. Adjusted EBITDA is considered by our board of directors and management as an important factor in determining performance-based compensation. Adjusted EBITDA Conversion Rate is a liquidity measure that we believe provides investors and analysts with important information about our core, recurring cash generation trends, which are an indication of our ability to make acquisitions, incur additional debt or return capital to investors, after making the capital investments required to support our business operations.

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

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net (loss) income	$(10,165)	$6,864
Add back:
Depreciation and amortization	3,544	3,539
Interest expense	1,490	5,044
(Benefit) provision for income taxes	(6,012)	3,482
EBITDA	$(11,143)	$18,929
Add back:
Restructuring and transaction costs(1)	599	321
Other expense, net(2)	205	44
Stock-based compensation expense(3)	23,723	—
Stock-based compensation payroll tax expense(4)	298	—
LTIP bonus(5)	384	952
Amortization of inventory step-up(6)	153	—
Adjusted EBITDA	$14,219	$20,246
Less: Capital expenditures	(1,069)	(788)
Adjusted EBITDA less capital expenditures	$13,150	$19,458
Adjusted EBITDA conversion rate	92%	96%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

(2)	Reflects the “Other expense, net” line item on our consolidated statement of operations. For the three months ended March 31, 2022 and 2021, other expense, net primarily includes losses on foreign currency transactions.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as part of the Radar acquisition.

Adjusted EBITDA decreased by $6.0 million for the three months ended March 31, 2022 as compared to 2021, primarily due to the decrease in net sales and unfavorable product portfolio mix, offset by favorable pricing.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments. Our principal sources of liquidity have been cash provided by operating activities, cash on hand and amounts available under our Revolving Loan.

For the three months ended March 31, 2022, net cash provided from operating activities totaled $8.9 million and as of March 31, 2022, cash and cash equivalents totaled $9.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of March 31, 2022 and December 31, 2021, we had $156.4 million and $159.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

New Credit Agreement

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200.0 million under a term loan (the “Term Loan”), and (ii) may borrow up to $100.0 million under a revolving credit facility (including up to $15.0 million for letters of credit and up to $10.0 million for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under any revolving loans as of March 31, 2022 and December 31, 2021. As of March 31, 2022, there were $3.1 million in outstanding letters of credit, and $96.9 million of availability.

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

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of May 9, 2022, there was $35.0 million outstanding under the Revolving Loan.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the New Credit Agreement, which is Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

Canadian Credit Facility

On October 14, 2021, Med-Eng Holdings ULC and Pacific Safety Products Inc., the Company’s Canadian subsidiaries, as borrowers (the “Canadian Borrowers”), and Safariland, LLC, as guarantor (the “Canadian Guarantor”), closed on a line of credit pursuant to a Loan Agreement (the “Canadian Loan Agreement”) and a Revolving Line of Credit Note (the “Note”) with PNC Bank Canada Branch (“PNC Canada”), as lender pursuant to which the Canadian Borrowers may borrow up to CDN$10.0 million under a revolving line of credit (including up to $3.0 million for letters of credit) (the “Revolving Canadian Loan”). The Revolving Canadian Loan matures on July 23, 2026. The Canadian Loan Agreement is guaranteed by the Canadian Guarantor pursuant to a Guaranty and Suretyship Agreement.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of May 9, 2022, there were no amounts outstanding under the Revolving Canadian Loan.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$8,916	$16,832
Net cash used in investing activities	(20,737)	(788)
Net cash used in financing activities	(12,957)	(1,490)
Effects of foreign exchange rates on cash and cash equivalents	798	13
Change in cash and cash equivalents	(23,980)	14,567
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$9,877	$17,440

Net cash provided by operating activities

During the three months ended March 31, 2022, net cash provided by operating activities of $8.9 million resulted primarily from net loss of $10.2 million, a $23.6 million decrease to net loss for stock-based compensation and a $7.0 million increase to net loss for deferred income taxes and changes in operating assets and liabilities of $1.5 million. Changes in operating assets and liabilities were primarily driven by an increase in inventories of $3.0 million and a decrease in prepaid expenses and other assets of $3.2 million.

During the three months ended March 31, 2021, net cash provided by operating activities of $16.8 million resulted primarily from net income of $6.9 million and changes in operating assets and liabilities of $2.4 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $10.7 million offset in part by increases in accounts receivable of $5.6 million and inventories of $2.5 million.

Net cash used in investing activities

During the three months ended March 31, 2022, we used $20.7 million of cash in investing activities, consisting of $19.7 million for the acquisition of Radar and $1.0 million for purchases of property and equipment.

During the three months ended March 31, 2021, we used $0.8 million of cash in investing activities, consisting of purchases of property and equipment.

Net cash used in financing activities

During the three months ended March 31, 2022, we used $13.0 million of cash in financing activities, primarily consisting of principal payments on term loans of $2.5 million, taxes paid in connection with employee stock transactions of $6.2 million and dividends distributed of $2.8 million.

During the three months ended March 31, 2021, we used $1.5 million of cash in financing activities, primarily consisting of principal payments on revolving credit facilities of $88.6 million and principal payments on insurance premium financing of $0.9 million offset in part by proceeds from revolving credit facilities of $88.6 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 under the 1934 Act, as amended, for this reporting period, we are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 other than as follows:

Although we are no longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC, we may qualify for and rely on exemptions from certain corporate governance requirements during certain transition periods.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

●	the requirement that a majority of our board of directors consist of independent directors;
●	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

However, since our initial public offering on November 3, 2021, we have not relied on any of the exemptions listed above.

Following equity issuances in connection with compensation of the Company’s employees pursuant to and in accordance with the Company’s 2021 Stock Incentive Plan, the Safariland Group Amended and Restated 2021 Phantom Restricted Share Plan, and the Safariland Group Long-Term Incentive Plan, Warren B. Kanders, our Chief Executive Officer and Chairman of the Board of Directors, no longer beneficially owns a majority of our outstanding common stock and, as a result, we are no longer a “controlled company” within the meaning of the corporate governance rules of NYSE. Consequently, the NYSE rules require that (i) at least a majority of our board of directors is independent within one year of the date we no longer qualified as a “controlled company”; (ii) at least a majority of those serving on each of our compensation and nominating and corporate governance committees are independent within 90 days of the date we no longer qualified as a “controlled company” and that these committees are fully independent within one year of such date; and (iii) there is an annual performance evaluation of our nominating and corporate governance and compensation committees. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules.

Although we currently adhere to each of the NYSE corporate governance mandates listed above, because we are not required to comply with these mandates during the transition periods, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, although we are no longer a “controlled company,” Mr. Kanders continues to be able to significantly influence our decisions, together with other executives and non-employee directors that own portions of our common stock. Given the magnitude of their holdings, together these persons may be able to control or significantly influence matters submitted to our stockholders for approval, as well as our management and affairs.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement dated May 3, 2022, by and between Safariland, LLC and Cyalume Technologies Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2022, and incorporated herein by reference).

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

CADRE HOLDINGS, INC.
Date: May 16, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Blaine Browers
	Name:	Blaine Brower
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)