Form 10-Q
period 2022-06-30
Cadre Holdings, Inc.
filed 2022-08-11
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 8, 2022, there were 37,332,271 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the markets in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors, or otherwise;
●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of the COVID-19 pandemic on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other political, economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend; and
●	the increased expenses associated with being a public company.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$28,862	$33,857
Accounts receivable, net of allowance for doubtful accounts of $817 and $645, respectively	56,521	48,344
Inventories	76,630	63,978
Prepaid expenses	6,932	10,353
Other current assets	5,956	3,171
Assets held for sale	251	278
Total current assets	175,152	159,981
Property and equipment, net of accumulated depreciation and amortization of $40,111 and $37,171, respectively	46,997	33,053
Deferred tax assets, net	8,133	7,059
Intangible assets, net	55,177	42,415
Goodwill	78,027	66,262
Other assets	5,990	3,026
Total assets	$369,476	$311,796

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$29,145	$19,328
Accrued liabilities	35,896	40,736
Income tax payable	918	1,255
Liabilities held for sale	106	128
Current portion of long-term debt	10,321	13,174
Total current liabilities	76,386	74,621
Long-term debt	142,244	146,516
Deferred tax liabilities	3,589	1,297
Other liabilities	959	722
Total liabilities	223,178	223,156

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,032,271 and 34,383,350 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	4	3
Additional paid-in capital	194,704	127,606
Accumulated other comprehensive loss	(105)	(1,917)
Accumulated deficit	(48,305)	(37,052)
Total shareholders’ equity	146,298	88,640
Total liabilities, mezzanine equity and shareholders' equity	$369,476	$311,796

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$118,232	$114,561	$222,638	$225,097
Cost of goods sold	75,011	66,333	139,228	132,910
Gross profit	43,221	48,228	83,410	92,187
Operating expenses
Selling, general and administrative	32,749	31,444	86,699	59,495
Restructuring and transaction costs	1,203	1,219	1,802	1,540
Related party expense	1,112	142	1,234	295
Total operating expenses	35,064	32,805	89,735	61,330
Operating income (loss)	8,157	15,423	(6,325)	30,857
Other expense
Interest expense	(1,439)	(5,621)	(2,929)	(10,665)
Other expense, net	(756)	(485)	(961)	(529)
Total other expense, net	(2,195)	(6,106)	(3,890)	(11,194)
Income (loss) before provision for income taxes	5,962	9,317	(10,215)	19,663
(Provision) benefit for income taxes	(1,517)	(2,502)	4,495	(5,984)
Net income (loss)	$4,445	$6,815	$(5,720)	$13,679

Net income (loss) per share:
Basic	$0.13	$0.25	$(0.16)	$0.50
Diluted	$0.12	$0.25	$(0.16)	$0.50
Weighted average shares outstanding:
Basic	35,320,314	27,483,350	34,888,703	27,483,350
Diluted	35,688,620	27,483,350	34,888,703	27,483,350

Net income (loss)	$4,445	$6,815	$(5,720)	$13,679
Other comprehensive (loss) income:
Unrealized holding gains, net of tax(1)	987	—	4,064	—
Reclassification adjustments for gains included in net loss, net of tax(2)	15	—	146	—
Total unrealized gains on interest rate swaps, net of tax	1,002	—	4,210	—
Foreign currency translation adjustments, net of tax(3)	(2,038)	254	(2,398)	538
Other comprehensive (loss) income	(1,036)	254	1,812	538
Comprehensive income (loss), net of tax	$3,409	$7,069	$(3,908)	$14,217

(1) Net of income tax expense of $329 and $1,355 for the three and six months ended June 30, 2022, respectively.

(2) Amounts reclassified to net income (loss) relate to gains on interest rate swaps and are included in Interest expense above. Amounts are net of income tax expense of $5 and $49 for the three and six months ended June 30, 2022, respectively.

(3) Net of income tax benefit of $376 and $94 for the three months ended June 30, 2022 and 2021, respectively, and $394 and income tax expense of $187 for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(5,720)	$13,679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,380	7,020
Amortization of original issue discount and debt issue costs	367	2,029
Amortization of inventory step-up	1,344	—
Deferred income taxes	(4,594)	4,607
Stock-based compensation	26,327	—
Provision for (recoveries from) losses on accounts receivable	240	(308)
Foreign exchange loss	1,107	(267)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,243)	(2,429)
Inventories	(1,461)	(7,124)
Prepaid expenses and other assets	3,616	2,292
Accounts payable and other liabilities	(345)	9,208
Net cash provided by operating activities	25,018	28,707
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,473)	(1,506)
Business acquisitions, net of cash acquired	(55,039)	—
Net cash used in investing activities	(57,512)	(1,506)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	48,000	176,548
Principal payments on revolving credit facilities	(48,000)	(176,548)
Principal payments on term loans	(5,009)	(13,687)
Principal payments on insurance premium financing	(2,853)	(1,225)
Payment of capital leases	(22)	(21)
Taxes paid in connection with employee stock transactions	(6,216)	—
Proceeds from secondary offering, net of underwriter discounts	49,703	—
Deferred offering costs	(2,715)	—
Dividends distributed	(5,533)	—
Net cash provided by (used in) financing activities	27,355	(14,933)
Effect of foreign exchange rates on cash and cash equivalents	144	42
Change in cash and cash equivalents	(4,995)	12,310
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$28,862	$15,183
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$241	$473
Cash paid for interest	$2,330	$8,524
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945
Net income	—	—	—	—	4,445	4,445
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,250,000	1	46,987	—	—	46,988
Dividends declared	—	—	—	—	(2,783)	(2,783)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	(2,038)	—	(2,038)
Change in fair value of derivative instruments	—	—	—	1,002	—	1,002
Balance, June 30, 2022	37,032,271	$4	$194,704	$(105)	$(48,305)	$146,298

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	6,864	6,864
Foreign currency translation adjustments	—	—	—	284	—	284
Balance, March 31, 2021	27,483,350	$3	$48,670	$(2,576)	$(30,098)	$15,999
Net income	—	—	—	—	6,815	6,815
Foreign currency translation adjustments	—	—	—	254	—	254
Balance, June 30, 2021	27,483,350	$3	$48,670	$(2,322)	$(23,283)	$23,068

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety and survivability products and other related products for the law enforcement, first responder and military markets. The business operates through 16 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, France, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

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

Secondary Offering

On June 9, 2022, the Company completed a secondary offering in which the Company issued and sold 2,250,000 shares of common stock at a price of $23.50 per share. The Company’s net proceeds from the sale of shares were $46,988 after underwriter discounts and commissions, fees and expenses of $2,715, of which $2,000 was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

On July 14, 2022, the underwriters exercised a portion of their over-allotment option and purchased an additional 300,000 shares of common stock at a price of $23.50 per share, resulting in net proceeds to the Company of $6,627 after underwriter discounts and commissions, fees and expenses of $423.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 6)	$6,830	$—	$6,830	$—	$1,607	$—	$1,607	$—

Liabilities:
Interest rate swap (Note 6)	$—	$—	$—	$—	$389	$—	$389	$—

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2022 and 2021.

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

The Company enters into contractual arrangements primarily with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company has some long-term contracts that may contain research and development performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss). We consider our costs related to shipping and handling after control over a product has transferred to a customer to be a cost of fulfilling the promise to transfer the product to the customer.

Sales commissions paid to employees as compensation are expensed as incurred for contracts with service periods less than a year. For contracts with service periods greater than a year, these costs are capitalized and amortized over the life of the contract. These costs are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

Product Warranty

Some of the Company’s manufactured products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements, and is recorded in cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss).

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning accrued warranty expense	$1,233	$1,140	$1,256	$1,133
Current period claims	29	(85)	(87)	(141)
Provision for current period sales	165	89	258	152
Ending accrued warranty expense	$1,427	$1,144	$1,427	$1,144

Net Income (Loss) per Share

Basic income or loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income or loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. The calculation of weighted average shares outstanding and net income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,445	$6,815	$(5,720)	$13,679

Weighted average shares outstanding - basic	35,320,314	27,483,350	34,888,703	27,483,350
Effect of dilutive securities:
Stock-based awards	368,306	—	—	—
Weighted average shares outstanding - diluted	35,688,620	27,483,350	34,888,703	27,483,350
Net income (loss) per share:
Basic	$0.13	$0.25	$(0.16)	$0.50
Diluted	$0.12	$0.25	$(0.16)	$0.50

For the six months ended June 30, 2022, 3,121 restricted stock awards were excluded from diluted weighted average shares outstanding because the impact would be anti-dilutive due to a net loss in the period. There were no dilutive instruments outstanding for the three and six months ended June 30, 2021.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued additional guidance which extends the effective date of ASU 2016-02 for emerging growth companies to begin in fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard for its annual period as of January 1, 2022 by utilizing the effective date option of the modified retrospective transition approach, which does not require application of the guidance to comparative periods in the year of adoption. The primary effect of adoption will be recording ROU assets and corresponding lease liabilities for current operating leases. We believe the adoption of this standard will have a significant effect on our consolidated balance sheets and currently estimate a ROU asset and lease liability of $12,300 to $13,200 to be recorded on January 1, 2022. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated statements of operations and comprehensive income (loss) or our consolidated statements of cash flows.

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

Radar Acquisition

On January 11, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the accretive acquisition of Radar Leather Division S.r.l. (“Radar”), a premiere family-owned duty gear business based in Italy that specializes in the production of high-quality holsters, belts, duty belts, and other accessories.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Radar were $627, of which $204 was incurred and recognized during the six months ended June 30, 2022.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Total consideration, net of cash acquired, was $19,365 for 100% of the equity interests in Radar. The total consideration was as follows:

Cash paid	$20,844
Less: cash acquired	(1,479)
Total consideration, net	$19,365

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation, we have decreased goodwill by $422 for revisions made to cash paid. The fair value measurements of all identifiable assets and liabilities, and the resulting goodwill related to the Radar acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Radar acquisition is included in the Products segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$19,365

Accounts receivable	$2,347
Inventories	2,500
Prepaid expenses	682
Other current assets	612
Property and equipment	3,053
Intangible assets	10,200
Goodwill	6,289
Total assets acquired	25,683
Accounts payable	1,120
Deferred tax liabilities	2,548
Accrued liabilities	2,106
Long-term debt	544
Total liabilities assumed	6,318
Net assets acquired	$19,365

In connection with the acquisition, the Company acquired exclusive rights to Radar’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$9,300	15
Technology	600	10
Trademarks	300	7
Total	$10,200

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The full amount of goodwill of $6,289 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Radar prior to the acquisition. Radar revenue and cost of goods sold are included in the Products segment from the date of acquisition. The acquisition was not material to our consolidated financial statements.

Cyalume Acquisition

On May 4, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the accretive acquisition of Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”). Cyalume is engaged in the design and manufacture of proprietary chemical illumination solutions for a diverse range of products, including light sticks, infrared products, safety markings and non-pyrophoric training ammunition.

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Cyalume were $2,036 and $2,307 for the three and six months ended June 30, 2022, respectively.

Total consideration, net of cash acquired, was $35,674 for 100% of the equity interests in Cyalume. The total consideration was as follows:

Cash paid	$37,508
Less: cash acquired	(1,834)
Total consideration, net	$35,674

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Cyalume acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Cyalume acquisition is included in the Products segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$35,674

Accounts receivable	$3,302
Inventories	10,908
Prepaid expenses	255
Other current assets	10
Property and equipment	11,701
Intangible assets	8,300
Goodwill	6,641
Total assets acquired	41,117
Accounts payable	1,080
Deferred tax liabilities	2,497
Accrued liabilities	1,578
Other long-term liabilities	288
Total liabilities assumed	5,443
Net assets acquired	$35,674

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to Cyalume’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$3,900	15
Technology	3,600	10
Trademarks	800	Indefinite
Total	$8,300

The full amount of goodwill of $6,641 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Cyalume prior to the acquisition. Cyalume revenue and cost of goods sold are included in the Products segment from the date of acquisition. The acquisition was not material to our consolidated financial statements.

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. state and local agencies (a)	$66,442	$64,449	$124,365	$123,826
Commercial	11,327	7,591	22,361	19,433
U.S. federal agencies	9,448	10,486	17,362	26,079
International	29,506	30,040	56,525	52,034
Other	1,509	1,995	2,025	3,725
Net sales	$118,232	$114,561	$222,638	$225,097

(a) Includes all Distribution sales

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$88,726	$84,521	$166,113	$173,063
International	29,506	30,040	56,525	52,034
	$118,232	$114,561	$222,638	$225,097

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are reduced when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $6,272 and $10,949 as of June 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three and six months ended June 30, 2022 from amounts included in contract liabilities as of December 31, 2021 was $2,225 and $7,216, respectively.

Remaining Performance Obligations

As of June 30, 2022, we had $18,395 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of June 30, 2022. We expect to recognize approximately 63% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Finished goods	$30,492	$28,707
Work-in-process	8,881	4,053
Raw materials and supplies	37,257	31,218
	$76,630	$63,978

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and six months ended June 30, 2022:

	Products	Distribution	Total
Balance, December 31, 2021	$63,646	$2,616	$66,262
Radar acquisition	6,711	—	6,711
Foreign currency translation adjustments	(463)	—	(463)
Balance, March 31, 2022	$69,894	$2,616	$72,510
Radar acquisition measurement period adjustment	(422)	—	(422)
Cyalume acquisition	6,641	—	6,641
Foreign currency translation adjustments	(702)	—	(702)
Balance, June 30, 2022	$75,411	$2,616	$78,027

Gross goodwill and accumulated impairment losses was $85,612 and $7,585, respectively, as of June 30, 2022 and $73,899 and $7,585, respectively, as of December 31, 2021.

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

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$85,908	$(55,789)	$30,119	11
Technology	15,956	(11,124)	4,832	8
Tradenames	6,492	(3,733)	2,759	4
Non-compete agreements	977	(977)	—	4
	$109,333	$(71,623)	$37,710
Indefinite lived intangibles:
Tradenames	17,467	—	17,467	Indefinite
Total	$126,800	$(71,623)	$55,177

	December 31, 2021
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,078	$(52,536)	$21,542	11
Technology	11,978	(10,988)	990	7
Tradenames	6,473	(3,264)	3,209	4
Non-compete agreements	1,037	(1,037)	—	4
	$93,566	$(67,825)	$25,741
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,240	$(67,825)	$42,415

The Company recorded amortization expense of $2,240 and $2,179 for the three months ended June 30, 2022 and 2021, respectively, of which $130 and $200 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods. Amortization expense for the six months ended June 30, 2022 and 2021 was $4,397 and $4,365, respectively, of which $180 and $398 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for finite-lived intangible assets for the remaining six months of 2022, the next four years and thereafter is as follows:

Remainder of 2022	$4,277
2023	7,923
2024	5,029
2025	3,071
2026	2,661
Thereafter	14,749
$37,710

6.    DEBT

The Company’s debt is as follows:

	June 30, 2022	December 31, 2021
Short-term debt:
Insurance premium financing	$321	$3,174
Current portion of term loan	10,000	10,000
	$10,321	$13,174
Long-term debt:
Revolver	—	—
Term loan	143,564	148,564
Other	506	—
	$144,070	$148,564
Unamortized debt discount and debt issuance costs	(1,826)	(2,048)
Total long-term debt, net	$142,244	$146,516

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining six months of 2022, the next four years and thereafter:

Remainder of 2022	$5,000
2023	10,000
2024	10,127
2025	10,127
2026	118,690
Thereafter	126
Total principal payments	$154,070

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2022 and December 31, 2021. As of June 30, 2022, there were $2,292 in outstanding letters of credit and $97,708 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2022 and December 31, 2021.

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

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2022, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 3.67% as of June 30, 2022).

During the six months ended June 30, 2022, there were no interest rate swap agreements that expired.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet accounts	June 30, 2022	December 31, 2021
Other current assets	$2,115	$—
Other assets	$4,715	$1,607
Accrued liabilities	$—	$389

A cumulative gain, net of tax, of $5,123 and $913 as of June 30, 2022 and December 31, 2021, respectively, is recorded in accumulated other comprehensive loss.

The amount of gain, net of tax recognized in other comprehensive income for the three and six months ended June 30, 2022 was $987 and $4,064, respectively. There was $15 and $146 reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, approximately $2,121 is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

7.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2020, the Company settled an administrative enforcement action filed by the U.S. Federal Trade Commission (“FTC”) relating to Company’s sale of VieVu, LLC to Axon Enterprise Inc. (“Axon”) wherein the FTC alleged that the operative agreements contained non-compete and non-solicitation provisions in violation of Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45, and Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. The FTC’s administrative complaint sought only injunctive relief against the Company to enjoin the enforcement of these provisions, now and in the future, and did not seek monetary damages against the Company. In January 2020, the Company and Axon had rescinded these provisions. Pursuant to a consent agreement and proposed consent order entered into by the FTC and the Company, on June 11, 2020, the FTC issued a Decision and Order accepting the Consent Agreement (the “Order”). Under the Order, the Company agreed to not modify and reinstate the rescinded provisions and to not enter into any new similar provisions with Axon, absent prior approval from the FTC. In addition, as part of the Company’s compliance program, the Order imposes an obligation to distribute to, and train the directors and officers on, the requirements of the consent order and to report annually for five years to the FTC ensuring compliance with the consent order. On July 10, 2020, the Company filed its Interim Verified Compliance Report and, thereafter, on June 11, 2021 and June 10, 2022, filed its Annual Compliance Reports, each as required by the Order.

In June 2020, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), Western District of Washington (Seattle, WA), pertaining to a False Claims Act investigation, 31 U.S.C, sections 3729-3733 (“FCA”), concerning allegations that soft body armor vest accessory panels sold by the Company are falsely labeled as compliant with the National Institute of Justice performance standards. In September 2020, the Company made its First Production of Documents which contained only documents and data that had been deemed to be of a “priority” nature pursuant to an agreement reached between the Company’s counsel and the Assistant U.S. Attorney handling the matter. In July 2021, the Company received a request for additional information relating to the subject matter of the investigation, with which the Company complied. In October 2021, November 2021 and December 2021, the Company produced additional documents responsive to the correspondence containing requests for specific documents and supplemental information. At this preliminary stage of the investigation, the Company does not have enough information to make an evaluation of the merits, exposure or potential risks regarding this matter.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. In response, Safariland, LLC timely filed its notice of appeal on May 16, 2022 and, on July 7, 2022, Safariland timely filed its opening brief.  Plaintiff has 30 days to file a response brief, and Safariland will have 21 days to file a reply, provided that it is no later than seven days before oral argument is scheduled. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

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

Leases

The Company leases office, warehouse, and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Our leases generally contain multi-year renewal options and escalation clauses. Total rent expense of the Company for the three months ended June 30, 2022 and 2021 was $1,202 and $1,175, respectively, and for the six months ended June 30, 2022 and 2021 was $2,402 and $2,325, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Future minimum lease payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year for the remaining six months of 2022, the next four years and thereafter is as follows:

Remainder of 2022	$2,358
2023	4,276
2024	3,077
2025	1,618
2026	639
Thereafter	104
Total minimum lease payments	$12,072

There were no material future minimum sublease payments to be received under non-cancelable subleases as of June 30, 2022. There was no material sublease income for the three and six months ended June 30, 2022 and 2021.

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of June 30, 2022, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. During the six months ended June 30, 2022, one of the Company’s Canadian subsidiaries concluded an examination of its tax filings for the period June 1, 2016 through December 31, 2017 that resulted in no changes to the filings or the amount of tax due. The 2018 and 2019 tax returns of a separate Canadian subsidiary are currently under examination by the Canadian Revenue Agency.

In assessing the realizability of deferred tax assets, the Company performs a quarterly evaluation of whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on the Company’s evaluation, a valuation allowance of $1,890 has been recorded as of June 30, 2022.

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 25.4% and 26.9%, respectively, and 44.0% and 30.4% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate for the three and six months ended June 30, 2022 and 2021 differs from our statutory rate primarily due to nondeductible executive compensation.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $174 and $328 for the three months ended June 30, 2022 and 2021, respectively, and $558 and $1,280 for the six months ended June 30, 2022 and 2021, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss).

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

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event, in the cash-based executive compensation plan. In addition, the board of directors approved the settlement of the majority of vested and unvested units in common stock rather than cash, which resulted in a change in classification of those outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There were 632,500 units that vested on March 18, 2022 and 801,000 units that will vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $22,100 in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss) on the modification date. Unrecognized compensation expense related to the unvested units was $11,516 as of the modification date.

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

10.     ASSETS AND LIABILITIES HELD FOR SALE

In October 2021, the Company designated our Daventry, UK facility as held for sale. Accordingly, during 2021, the Company determined that the assets and liabilities associated with the Daventry facility met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations as the deconsolidation did not represent a strategic shift in the business. Total assets and liabilities associated with the Daventry facility were $251 and $106, respectively, and are presented in our consolidated balance sheet as of June 30, 2022 as current assets held for sale and current liabilities held for sale, respectively. The Company is actively marketing this facility and expects to complete the sale of this facility in 2022.

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $112 and $142 for the three months ended June 30, 2022 and 2021, respectively, and $234 and $295 for the six months ended June 30, 2022 and 2021, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).

During the six months ended June 30, 2022, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

●	$1,000 for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).
●	$2,000 for services related to the Company’s secondary offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.

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

	Six months ended June 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$185,223	$47,824	$(10,409)	$222,638
Cost of goods sold	112,067	37,578	(10,417)	139,228
Gross profit	$73,156	$10,246	$8	$83,410

	Six months ended June 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$190,121	$47,579	$(12,603)	$225,097
Cost of goods sold	110,028	35,476	(12,594)	132,910
Gross profit	$80,093	$12,103	$(9)	$92,187

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

In January 2022, Company acquired Radar Leather Division S.r.l. (“Radar”) for $19.4 million, net of cash acquired. We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. These estimates are preliminary and subject to adjustments as we complete our valuation process.

In May 2022, the Company acquired Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) for $35.7 million, net of cash acquired. We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. These estimates are preliminary and subject to adjustments as we complete our valuation process.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales	$118,232	$114,561	$222,638	$225,097
Net income (loss)	$4,445	$6,815	$(5,720)	$13,679
Adjusted EBITDA(1)	$18,386	$20,451	$32,605	$40,697
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net (loss) income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $3.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily as a result of recent acquisitions and increased armor demand, offset by decreases in large structural armor and crowd control.  Net sales decreased by $2.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of a large prior year US Federal shipment of duty gear and prior year demand for crowd control products, partially offset by recent acquisitions.

Net income decreased by $2.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily as a result of increased stock-based compensation expense, losses on foreign currency transactions and discrete acquisition-related expenses, partially offset by increased revenue. Net income (loss) decreased by $19.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of stock-based compensation expense.

Secondary Offering

On June 9, 2022, the Company completed a secondary offering in which the Company issued and sold 2,250,000 shares of common stock at a price of $23.50 per share. The Company’s net proceeds from the sale of shares were $47.0 million after underwriter discounts and commissions, fees and expenses of $2.7 million, of which $2.0 million was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

On July 14, 2022, the underwriters exercised a portion of their over-allotment option and purchased an additional 300,000 shares of common stock at a price of $23.50 per share, resulting in net proceeds to the Company of $6.6 million after underwriter discounts and commissions, fees and expenses of $0.4 million.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	June 30, 2022	December 31, 2021
Orders backlog	$126,364	$113,840

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

Orders backlog increased by $12.5 million as of June 30, 2022 compared to December 31, 2021, primarily due to $13.6 million from recent acquisitions, $8.6 million from higher demand for soft armor products, $2.0 million from crowd control orders in the international and government channels, and $1.7 million from duty gear holster projects in the international channel. This was partially offset by a $10.8 million reduction from 2022 year to date shipments of large international contracts of bomb suit ensembles and a $2.6 million reduction from a large contractual armor order due to year to date shipments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

RESULTS OF OPERATIONS

In order to reflect the way our chief operating decision maker reviews and assesses the performance of the business, Cadre has determined that it has two reportable segments — the Product segment and the Distribution segment. Segment information is consistent with how the chief operating decision maker, our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The following table presents data from our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands unless otherwise noted):

	Three months ended June 30,			Six months ended June 30,
	2022	2021		2022	2021
	(Unaudited)	(Unaudited)	% Chg	(Unaudited)	(Unaudited)	% Chg
Net sales	$118,232	$114,561	3.2%	$222,638	$225,097	(1.1)%
Cost of goods sold	75,011	66,333	13.1%	139,228	132,910	4.8%
Gross profit	43,221	48,228	(10.4)%	83,410	92,187	(9.5)%

Operating expenses
Selling, general and administrative	32,749	31,444	4.2%	86,699	59,495	45.7%
Restructuring and transaction costs	1,203	1,219	(1.3)%	1,802	1,540	17.0%
Related party expense	1,112	142	683.1%	1,234	295	318.3%
Total operating expenses	35,064	32,805	6.9%	89,735	61,330	46.3%
Operating income (loss)	8,157	15,423	(47.1)%	(6,325)	30,857	(120.5)%

Other expense
Interest expense	(1,439)	(5,621)	(74.4)%	(2,929)	(10,665)	(72.5)%
Other expense, net	(756)	(485)	55.9%	(961)	(529)	81.7%

Total other expense, net	(2,195)	(6,106)	(64.1)%	(3,890)	(11,194)	(65.2)%

Income (loss) before provision for income taxes	5,962	9,317	(36.0)%	(10,215)	19,663	(152.0)%
(Provision) benefit for income taxes	(1,517)	(2,502)	(39.4)%	4,495	(5,984)	(175.1)%

Net income (loss)	$4,445	$6,815	(34.8)%	$(5,720)	$13,679	(141.8)%

The following table presents segment data for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$99,837	$23,728	$(5,333)	$118,232
Cost of goods sold	60,947	19,406	(5,342)	75,011
Gross profit	$38,890	$4,322	$9	$43,221

	Three months ended June 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$96,303	$24,919	$(6,661)	$114,561
Cost of goods sold	54,434	18,555	(6,656)	66,333
Gross profit	$41,869	$6,364	$(5)	$48,228

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Six months ended June 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$185,223	$47,824	$(10,409)	$222,638
Cost of goods sold	112,067	37,578	(10,417)	139,228
Gross profit	$73,156	$10,246	$8	$83,410

	Six months ended June 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$190,121	$47,579	$(12,603)	$225,097
Cost of goods sold	110,028	35,476	(12,594)	132,910
Gross profit	$80,093	$12,103	$(9)	$92,187

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Net sales. Product segment net sales increased by $3.5 million, or 3.7%, from $96.3 million to $99.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increases of $8.6 million from recent acquisitions and $2.6 million from higher demand for armor products, partially offset by decreases of $4.8 million from a large contractual armor order and $1.2 million from the crowd control product line due to higher demand for such products in the prior year. Distribution segment net sales decreased by $1.2 million, or 4.8%, from $24.9 million to $23.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to lower retail volume. Reconciling items consisting primarily of intercompany eliminations were $5.3 million and $6.7 million for three months ended June 30, 2022 and June 30, 2021, respectively.

Cost of goods sold and Gross profit. Product segment cost of goods sold increased by $6.5 million, or 12.0%, from $54.4 million to $60.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increasing costs to manufacture product (namely material and labor). Product segment gross profit as a percentage of net sales decreased by 450 basis points to 39.0% for the three months ended June 30, 2022 from 43.5% for the three months ended June 30, 2021, mainly driven by unfavorable product and portfolio mix, partially offset by price (in excess of material inflation). Distribution segment cost of goods sold increased by $0.8 million, or 4.6%, from $18.6 million to $19.4 million for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to increased costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 730 basis points to 18.2% for the three months ended June 30, 2022 from 25.5% for the three months ended June 30, 2021, mainly driven by unfavorable channel mix with more volume going to agencies versus retail and timing of vendor discounts. Reconciling items consisting primarily of intercompany eliminations were $5.3 million and $6.7 million for three months ended June 30, 2022 and June 30, 2021, respectively.

Selling, general and administrative. SG&A increased by $1.3 million, or 4.2%, for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to stock-based compensation expense of $2.8 million and increases in marketing spend and corporate insurances offset in part by bonus expense and lower commissions.

Restructuring and transaction costs. Restructuring and transaction costs were relatively consistent for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Related party expense. Related party expense increased by $1.0 million for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume. We also recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $4.2 million, or 74.4%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to an interest rate decrease as a result of our prior year debt refinancing and repayments on our outstanding debt.

Other expense, net. Other expense, net increased by $0.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to losses on foreign currency transactions.

(Provision) benefit for income taxes. Income tax provision was $1.5 million for the three months ended June 30, 2022 compared to a tax provision of $2.5 million for the three months ended June 30, 2021.  The effective tax rate was 25.4% for the three months ended June 30, 2022 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.  For the three months ended June 30, 2021, the effective tax rate was 26.9% and was higher than the statutory rate primarily due to state taxes and the tax impact of our foreign earnings, partially offset by research and development tax credits.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Net sales. Product segment net sales decreased by $4.9 million, or 2.6%, from $190.1 million to $185.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to decreases of $5.2 million from our duty gear product line as a result of a large US Federal shipment in the prior year, $5.0 million from the crowd control product line from higher demand for such products in the prior year and $3.1 million from a large contractual armor order in the prior year, partially offset by an increase of $10.1 million from recent acquisitions. Distribution segment net sales increased by $0.2 million, or 0.5%, from $47.6 million to $47.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to field sales of uniforms. Reconciling items consisting primarily of intercompany eliminations were $10.4 million and $12.6 million for six months ended June 30, 2022 and 2021, respectively.

Cost of goods sold and Gross profit. Product segment cost of goods sold increased by $2.1, or 1.9%, from $110.0 to $112.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased costs to manufacture product (namely material and labor). Product segment gross profit as a percentage of net sales decreased by 260 basis points to 39.5% for the six months ended June 30, 2022 from 42.1% for the six months ended June 30, 2021, mainly driven by unfavorable product and portfolio mix, partially offset by price (in excess of material inflation). Distribution segment cost of goods sold increased by $2.1 million, or 5.9%, from $35.5 million to $37.6 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to increased costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 400 basis points to 21.4% for the six months ended June 30, 2022 from 25.4% for the six months ended June 30, 2021, mainly driven by unfavorable channel mix with more volume going to agencies versus retail. Reconciling items consisting primarily of intercompany eliminations were $10.4 million and $12.6 million for six months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative. SG&A increased by $27.2 million, or 45.7%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to stock-based compensation expense of $26.5 million and increases in marketing spend and corporate insurances.

Restructuring and transaction costs. Restructuring and transaction costs increased by $0.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased transactions costs and consulting fees incurred related to the acquisition of Cyalume.

Related party expense. Related party expense increased by $0.9 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume. We also recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $7.7 million, or 72.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as a result of our prior year debt refinancing and debt repayments on our outstanding debt.

Other expense, net. Other expense, net increased by $0.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to losses on foreign currency transactions.

(Provision)benefit for income taxes. Income tax benefit was $4.5 million for the six months ended June 30, 2022 compared to a tax provision of $6.0 million for the six months ended June 30, 2021.  The effective tax rate was 44.0% for the six months ended June 30, 2022 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.  For the six months ended June 30, 2021, the effective tax rate was 30.4% and was higher than the statutory rate primarily due to state taxes and the tax impact of our foreign earnings, partially offset by research and development tax credits.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$4,445	$6,815	$(5,720)	$13,679
Add back:
Depreciation and amortization	3,836	3,481	7,380	7,020
Interest expense	1,439	5,621	2,929	10,665
Provision (benefit) for income taxes	1,517	2,502	(4,495)	5,984
EBITDA	$11,237	$18,419	$94	$37,348
Add back:
Restructuring and transaction costs(1)	2,203	1,219	2,802	1,540
Other expense, net(2)	756	485	961	529
Stock-based compensation expense(3)	2,818	—	26,541	—
Stock-based compensation payroll tax expense(4)	7	—	305	—
LTIP bonus(5)	174	328	558	1,280
Amortization of inventory step-up(6)	1,191	—	1,344	—
Adjusted EBITDA	$18,386	$20,451	$32,605	$40,697
Less: Capital expenditures	(1,421)	(718)	(2,490)	(1,506)
Adjusted EBITDA less capital expenditures	$16,965	$19,733	$30,115	$39,191
Adjusted EBITDA conversion rate	92%	96%	92%	96%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees, and $1.0 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).
(2)	Reflects the “Other expense, net” line item on our consolidated statement of operations. For the three and six months ended June 30, 2022 and 2021, other expense, net primarily includes losses on foreign currency transactions.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as part of the recent acquisitions.

Adjusted EBITDA decreased by $2.1 million for the three months ended June 30, 2022 as compared to 2021, primarily due to the decrease in net sales and unfavorable product and portfolio mix, offset by favorable pricing (in excess of material inflation). Adjusted EBITDA decreased by $8.1 million for the six months ended June 30, 2022 as compared to 2021, primarily due to the decrease in net sales and unfavorable product and portfolio mix, offset by favorable pricing (in excess of material inflation).

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

For the six months ended June 30, 2022, net cash provided from operating activities totaled $25.0 million and as of June 30, 2022, cash and cash equivalents totaled $28.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of June 30, 2022 and December 31, 2021, we had $152.6 million and $159.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2022 and December 31, 2021. As of June 30, 2022, there were $2.3 million in outstanding letters of credit and $97.7 million of availability.

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

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of August 8, 2022, there were no amounts outstanding under the Revolving Loan.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of August 8, 2022, there were no amounts outstanding under the Revolving Canadian Loan.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$25,018	$28,707
Net cash used in investing activities	(57,512)	(1,506)
Net cash provided by (used in) financing activities	27,355	(14,933)
Effects of foreign exchange rates on cash and cash equivalents	144	42
Change in cash and cash equivalents	(4,995)	12,310
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$28,862	$15,183

Net cash provided by operating activities

During the six months ended June 30, 2022, net cash provided by operating activities of $25.0 million resulted primarily from net loss of $10.2 million, a $26.3 million add back to net loss for stock-based compensation, a $7.4 million add back to net loss for depreciation and amortization and changes in operating assets and liabilities of $4.6 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $3.2 million, a decrease in prepaid expenses and other assets of $3.6 million and a decrease in accounts payable and other liabilities of $3.5 million.

During the six months ended June 30, 2021, net cash provided by operating activities of $28.7 million resulted primarily from net income of $13.7 million, a $7.0 million add back for depreciation and amortization, a $4.6 million add back for deferred income taxes and changes in operating assets and liabilities of $1.9 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable and other liabilities of $9.2 million offset in part by increases in accounts receivable of $2.4 million and inventories of $7.1 million.

Net cash used in investing activities

During the six months ended June 30, 2022, we used $57.5 million of cash in investing activities, consisting of $19.4 million for the acquisition of Radar, $35.7 for the acquisition of Cyalume and $2.5 million for purchases of property and equipment.

During the six months ended June 30, 2021, we used $1.5 million of cash in investing activities, consisting of purchases of property and equipment.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2022, net cash provided by financing activities of $27.4 million resulted primarily from proceeds from secondary offering of $49.7 million, partially offset by principal payments on term loans of $5.0 million, taxes paid in connection with employee stock transactions of $6.2 million and dividends distributed of $5.5 million.

During the six months ended June 30, 2021, we used $14.9 million of cash in financing activities, primarily consisting of principal payments on revolving credit facilities of $176.5 million, principal payments on insurance premium financing of $1.2 million and principal payments on term loans of $13.7 million, offset in part by proceeds from revolving credit facilities of $176.5 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired Radar Leather Division S.r.l. (“Radar”) on January 11, 2022, as well as each of Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) on May 4, 2022. The Company is currently in the process of integrating the internal controls over financial reporting at Radar and Cyalume. Except for the continued integration of Radar and Cyalume, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1

Underwriting Agreement, dated as of June 9, 2022, by and among Cadre Holdings, Inc., the selling stockholders named therein, and each of BofA Securities, Inc. and Jefferies LLC, as representatives of the several underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 14, 2022).

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

CADRE HOLDINGS, INC.
Date: August 11, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Blaine Browers
	Name:	Blaine Brower
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)