Form 10-Q
period 2022-09-30
Cadre Holdings, Inc.
filed 2022-11-10
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 7, 2022, there were 37,332,271 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the markets in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors, or otherwise;
●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of the COVID-19 pandemic on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other political, economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend; and
●	the increased expenses associated with being a public company and the related increased disclosure and reporting obligations..

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$36,350	$33,857
Accounts receivable, net of allowance for doubtful accounts of $774 and $645, respectively	55,759	48,344
Inventories	79,246	63,978
Prepaid expenses	8,740	10,353
Other current assets	7,493	3,171
Assets held for sale	225	278
Total current assets	187,813	159,981
Property and equipment, net of accumulated depreciation and amortization of $41,478 and $37,171, respectively	45,671	33,053
Deferred tax assets, net	5,350	7,059
Intangible assets, net	51,518	42,415
Goodwill	77,196	66,262
Other assets	7,631	3,026
Total assets	$375,179	$311,796

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$24,523	$19,328
Accrued liabilities	35,515	40,736
Income tax payable	957	1,255
Liabilities held for sale	91	128
Current portion of long-term debt	13,285	13,174
Total current liabilities	74,371	74,621
Long-term debt	139,818	146,516
Deferred tax liabilities	3,526	1,297
Other liabilities	904	722
Total liabilities	218,619	223,156

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,332,271 and 34,383,350 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	4	3
Additional paid-in capital	203,754	127,606
Accumulated other comprehensive loss	(846)	(1,917)
Accumulated deficit	(46,352)	(37,052)
Total shareholders’ equity	156,560	88,640
Total liabilities, mezzanine equity and shareholders' equity	$375,179	$311,796

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$111,554	$98,654	$334,192	$323,751
Cost of goods sold	67,814	59,346	207,042	192,256
Gross profit	43,740	39,308	127,150	131,495
Operating expenses
Selling, general and administrative	31,732	27,673	118,431	87,168
Restructuring and transaction costs	1,578	(49)	3,380	1,491
Related party expense	112	142	1,346	437
Total operating expenses	33,422	27,766	123,157	89,096
Operating income	10,318	11,542	3,993	42,399
Other expense
Interest expense	(1,567)	(3,464)	(4,496)	(14,129)
Loss on extinguishment of debt	—	(15,155)	—	(15,155)
Other expense, net	(1,851)	(352)	(2,812)	(881)
Total other expense, net	(3,418)	(18,971)	(7,308)	(30,165)
Income (loss) before provision for income taxes	6,900	(7,429)	(3,315)	12,234
(Provision) benefit for income taxes	(1,959)	2,123	2,536	(3,861)
Net income (loss)	$4,941	$(5,306)	$(779)	$8,373

Net income (loss) per share:
Basic	$0.13	$(0.19)	$(0.02)	$0.30
Diluted	$0.13	$(0.19)	$(0.02)	$0.30
Weighted average shares outstanding:
Basic	37,289,880	27,483,350	35,697,891	27,483,350
Diluted	37,747,613	27,483,350	35,697,891	27,483,350

Net income (loss)	$4,941	$(5,306)	$(779)	$8,373
Other comprehensive (loss) income:
Unrealized holding gains, net of tax(1)	2,350	89	6,414	89
Reclassification adjustments for gains included in net loss, net of tax(2)	(252)	1	(106)	1
Total unrealized gains on interest rate swaps, net of tax	2,098	90	6,308	90
Foreign currency translation adjustments, net of tax(3)	(2,839)	(515)	(5,237)	23
Other comprehensive (loss) income	(741)	(425)	1,071	113
Comprehensive income (loss), net of tax	$4,200	$(5,731)	$292	$8,486

(1) Net of income tax expense of $783 and $2,138 for the three and nine months ended September 30, 2022, respectively.

(2) Amounts reclassified to net income (loss) relate to gains on interest rate swaps and are included in Interest expense above. Amounts are net of income tax benefit of $84 and $35 for the three and nine months ended September 30, 2022, respectively.

(3) Net of income tax benefit of $916 and $94 for the three months ended September 30, 2022 and 2021, respectively. Net of income tax benefit of $934 and income tax expense of $187 for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(779)	$8,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,319	10,426
Amortization of original issue discount and debt issue costs	554	2,483
Amortization of inventory step-up	3,055	—
Loss on extinguishment of debt	—	15,155
Deferred income taxes	(2,755)	1,533
Stock-based compensation	28,988	—
Provision for (recoveries from) losses on accounts receivable	245	(254)
Foreign exchange loss	3,006	45
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,271)	1,549
Inventories	(7,187)	(10,261)
Prepaid expenses and other assets	986	(4,642)
Accounts payable and other liabilities	(4,660)	6,582
Net cash provided by operating activities	29,501	30,989
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,938)	(2,225)
Business acquisitions, net of cash acquired	(55,039)	—
Net cash used in investing activities	(57,977)	(2,225)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	43,000	248,000
Principal payments on revolving credit facilities	(43,000)	(223,132)
Proceeds from term loans	—	198,735
Principal payments on term loans	(7,514)	(224,547)
Proceeds from insurance premium financing	3,989	4,269
Principal payments on insurance premium financing	(3,878)	(2,611)
Payment of capital leases	(26)	(32)
Payments for debt issuance costs	—	(2,830)
Payments on extinguishment of debt	—	(4,215)
Taxes paid in connection with employee stock transactions	(6,216)	—
Proceeds from secondary offering, net of underwriter discounts	56,329	—
Deferred offering costs	(2,953)	—
Dividends distributed	(8,521)	(9,996)
Net cash provided by (used in) financing activities	31,210	(16,359)
Effect of foreign exchange rates on cash and cash equivalents	(241)	(3)
Change in cash and cash equivalents	2,493	12,402
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$36,350	$15,275
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$710	$695
Cash paid for interest	$3,860	$8,524
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$272	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945
Net income	—	—	—	—	4,445	4,445
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,250,000	1	46,987	—	—	46,988
Dividends declared	—	—	—	—	(2,783)	(2,783)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	(2,038)	—	(2,038)
Change in fair value of derivative instruments	—	—	—	1,002	—	1,002
Balance, June 30, 2022	37,032,271	$4	$194,704	$(105)	$(48,305)	$146,298
Net income	—	—	—	—	4,941	4,941
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	300,000	—	6,389	—	—	6,389
Dividends declared	—	—	—	—	(2,988)	(2,988)
Stock-based compensation	—	—	2,661	—	—	2,661
Foreign currency translation adjustments	—	—	—	(2,839)	—	(2,839)
Change in fair value of derivative instruments	—	—	—	2,098	—	2,098
Balance, September 30, 2022	37,332,271	$4	$203,754	$(846)	$(46,352)	$156,560

The accompanying notes are an integral part of these consolidated financial statements

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINTUED

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	6,864	6,864
Foreign currency translation adjustments	—	—	—	284	—	284
Balance, March 31, 2021	27,483,350	$3	$48,670	$(2,576)	$(30,098)	$15,999
Net income	—	—	—	—	6,815	6,815
Foreign currency translation adjustments	—	—	—	254	—	254
Balance, June 30, 2021	27,483,350	$3	$48,670	$(2,322)	$(23,283)	$23,068
Net loss	—	—	—	—	(5,306)	(5,306)
Dividends declared	—	—	—	—	(10,000)	(10,000)
Foreign currency translation adjustments	—	—	—	(515)	—	(515)
Change in fair value of derivative instruments	—	—	—	90	—	90
Balance, September 30, 2021	27,483,350	$3	$48,670	$(2,747)	$(38,589)	$7,337

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

Secondary Offering

On June 9, 2022, the Company completed a secondary offering in which the Company issued and sold 2,250,000 shares of common stock at a price of $23.50 per share. The Company’s net proceeds from the sale of shares were $46,987 after underwriter discounts and commissions, fees and expenses of $2,715, of which $2,000 was paid to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer.

On July 14, 2022, the underwriters exercised a portion of their over-allotment option and purchased an additional 300,000 shares of common stock at a price of $23.50 per share, resulting in net proceeds to the Company of $6,389 after underwriter discounts and commissions, fees and expenses of $661.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 6)	$9,628	$—	$9,628	$—	$1,607	$—	$1,607	$—

Liabilities:
Interest rate swap (Note 6)	$—	$—	$—	$—	$389	$—	$389	$—

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2022 and 2021.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Nine months ended September 30,
	2022	2021
Beginning accrued warranty expense	$1,256	$1,133
Current period claims	(398)	(236)
Provision for current period sales	339	256
Ending accrued warranty expense	$1,197	$1,153

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$4,941	$(5,306)	$(779)	$8,373

Weighted average shares outstanding - basic	37,289,880	27,483,350	35,697,891	27,483,350
Effect of dilutive securities:
Stock-based awards	457,734	—	—	—
Weighted average shares outstanding - diluted	37,747,613	27,483,350	35,697,891	27,483,350
Net income (loss) per share:
Basic	$0.13	$(0.19)	$(0.02)	$0.30
Diluted	$0.13	$(0.19)	$(0.02)	$0.30

For the nine months ended September 30, 2022, 7,363 restricted stock awards were excluded from diluted weighted average shares outstanding because the impact would be anti-dilutive due to a net loss in the period. There were no dilutive instruments outstanding for the three and nine months ended September 30, 2021.

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

2.    ACQUISITIONS

Radar Acquisition

On January 11, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of Radar Leather Division S.r.l. (“Radar”), a premiere family-owned duty gear business based in Italy that specializes in the production of high-quality holsters, belts, duty belts, and other accessories.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Radar were $627, of which $204 was incurred and recognized during the nine months ended September 30, 2022.

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

Cyalume Acquisition

On May 4, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”). Cyalume is engaged in the design and manufacture of proprietary chemical illumination solutions for a diverse range of products, including light sticks, infrared products, safety markings and non-pyrophoric training ammunition.

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Cyalume were $870 and $3,177 for the three and nine months ended September 30, 2022, respectively.

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

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. state and local agencies (a)	$64,359	$55,559	$188,724	$177,221
Commercial	11,211	7,669	33,572	29,263
U.S. federal agencies	16,652	11,286	34,014	37,368
International	18,264	22,613	74,789	74,647
Other	1,068	1,527	3,093	5,252
Net sales	$111,554	$98,654	$334,192	$323,751

(a) Includes all Distribution sales

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$93,290	$76,041	$259,403	$249,104
International	18,264	22,613	74,789	74,647
	$111,554	$98,654	$334,192	$323,751

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are reduced when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $6,216 and $10,949 as of September 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three and nine months ended September 30, 2022 from amounts included in contract liabilities as of December 31, 2021 was $424 and $7,640, respectively.

Remaining Performance Obligations

As of September 30, 2022, we had $19,427 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2022. We expect to recognize approximately 58% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Finished goods	$29,992	$28,707
Work-in-process	8,941	4,053
Raw materials and supplies	40,313	31,218
	$79,246	$63,978

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and nine months ended September 30, 2022:

	Products	Distribution	Total
Balance, December 31, 2021	$63,646	$2,616	$66,262
Radar acquisition	6,711	—	6,711
Foreign currency translation adjustments	(463)	—	(463)
Balance, March 31, 2022	$69,894	$2,616	$72,510
Radar acquisition measurement period adjustment	(422)	—	(422)
Cyalume acquisition	6,641	—	6,641
Foreign currency translation adjustments	(702)	—	(702)
Balance, June 30, 2022	$75,411	$2,616	$78,027
Foreign currency translation adjustments	(831)	—	(831)
Balance, September 30, 2022	$74,580	$2,616	$77,196

Gross goodwill and accumulated impairment losses was $84,781 and $7,585, respectively, as of September 30, 2022 and $73,899 and $7,585, respectively, as of December 31, 2021.

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

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$84,445	$(57,160)	$27,285	11
Technology	15,649	(11,213)	4,436	8
Tradenames	6,244	(3,857)	2,387	4
Non-compete agreements	922	(922)	—	4
	$107,260	$(73,152)	$34,108
Indefinite lived intangibles:
Tradenames	17,410	—	17,410	Indefinite
Total	$124,670	$(73,152)	$51,518

	December 31, 2021
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$74,078	$(52,536)	$21,542	11
Technology	11,978	(10,988)	990	7
Tradenames	6,473	(3,264)	3,209	4
Non-compete agreements	1,037	(1,037)	—	4
	$93,566	$(67,825)	$25,741
Indefinite lived intangibles:
Tradenames	16,674	—	16,674	Indefinite
Total	$110,240	$(67,825)	$42,415

The Company recorded amortization expense of $2,274 and $2,173 for the three months ended September 30, 2022 and 2021, respectively, of which $134 and $198 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods. Amortization expense for the nine months ended September 30, 2022 and 2021 was $6,671 and $6,538, respectively, of which $314 and $596 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining three months of 2022, the next four years and thereafter is as follows:

Remainder of 2022	$1,910
2023	7,735
2024	4,853
2025	2,934
2026	2,543
Thereafter	14,133
$34,108

6.    DEBT

The Company’s debt is as follows:

	September 30, 2022	December 31, 2021
Short-term debt:
Insurance premium financing	$3,285	$3,174
Current portion of term loan	10,000	10,000
	$13,285	$13,174
Long-term debt:
Revolver	—	—
Term loan	141,064	148,564
Other	466	—
	$141,530	$148,564
Unamortized debt discount and debt issuance costs	(1,712)	(2,048)
Total long-term debt, net	$139,818	$146,516

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining three months of 2022, the next four years and thereafter:

Remainder of 2022	$2,500
2023	10,000
2024	10,116
2025	10,116
2026	118,680
Thereafter	118
Total principal payments	$151,530

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

The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a loss on debt extinguishment of $15,155 for the three and nine months ended September 30, 2021 related to early extinguishments fees and the write-off of unamortized debt discount and debt issuance costs

There were no amounts outstanding under the Revolving Loan as of September 30, 2022 and December 31, 2021. As of September 30, 2022, there were $2,291 in outstanding letters of credit and $97,709 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2022 and December 31, 2021.

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

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2022, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 3.12% as of September 30, 2022).

During the nine months ended September 30, 2022, there were no interest rate swap agreements that expired.

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

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet accounts	September 30, 2022	December 31, 2021
Other current assets	$3,190	$—
Other assets	$6,438	$1,607
Accrued liabilities	$—	$389

A cumulative gain, net of tax, of $7,221 and $913 as of September 30, 2022 and December 31, 2021, respectively, is recorded in accumulated other comprehensive loss.

The amount of gain, net of tax recognized in other comprehensive income for the three and nine months ended September 30, 2022 was $2,350 and $6,414. There was $252 and $106 reclassified from accumulated other comprehensive loss into earnings for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, approximately $3,207 is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

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

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. In response, Safariland, LLC timely filed its notice of appeal with the United States Court of Appeals for the Seventh Circuit.  Safariland and Plaintiff have filed their appeal briefs, and oral arguments were held on October 25, 2022. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

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

Leases

The Company leases office, warehouse, and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Our leases generally contain multi-year renewal options and escalation clauses. Total rent expense of the Company for the three months ended September 30, 2022 and 2021 was $1,200 and $1,174, respectively, and for the nine months ended September 30, 2022 and 2021 was $3,602 and $3,499, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Future minimum lease payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year for the remaining three months of 2022, the next four years and thereafter are as follows:

Remainder of 2022	$1,188
2023	4,368
2024	3,101
2025	1,628
2026	675
Thereafter	142
Total minimum lease payments	$11,102

There were no material future minimum sublease payments to be received under non-cancelable subleases as of September 30, 2022. There was no material sublease income for the three and nine months ended September 30, 2022 and 2021.

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of September 30, 2022, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. During the nine months ended September 30, 2022, one of the Company’s Canadian subsidiaries concluded an examination of its tax filings for the period June 1, 2016 through December 31, 2017 that resulted in no changes to the filings or the amount of tax due. The 2018 and 2019 tax returns of a separate Canadian subsidiary are currently under examination by the Canadian Revenue Agency.

In assessing the realizability of deferred tax assets, the Company performs a quarterly evaluation of whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on the Company’s evaluation, a valuation allowance of $1,890 has been recorded as of September 30, 2022.

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 28.4% and 28.6%, respectively, and 76.5% and 31.6% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 and 2021 differs from our statutory rate primarily due to nondeductible executive compensation.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $375 and $524 for the three months ended September 30, 2022 and 2021, respectively, and $933 and $1,804 for the nine months ended September 30, 2022 and 2021, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss).

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

10.     ASSETS AND LIABILITIES HELD FOR SALE

In October 2021, the Company designated our Daventry, UK facility as held for sale. Accordingly, during 2021, the Company determined that the assets and liabilities associated with the Daventry facility met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations as the deconsolidation did not represent a strategic shift in the business. Total assets and liabilities associated with the Daventry facility were $225 and $91, respectively, and are presented in our consolidated balance sheet as of September 30, 2022 as current assets held for sale and current liabilities held for sale, respectively. The Company is actively marketing this facility and expects to complete the sale of this facility in 2022.

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $112 and $142 for the three months ended September 30, 2022 and 2021, respectively, and $346 and $437 for the nine months ended September 30, 2022 and 2021, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2022, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

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

	Nine months ended September 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$277,941	$73,836	$(17,585)	$334,192
Cost of goods sold	166,192	$58,437	$(17,587)	207,042
Gross profit	$111,749	$15,399	$2	$127,150

	Nine months ended September 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$274,039	$69,086	$(19,374)	$323,751
Cost of goods sold	159,924	51,696	(19,364)	192,256
Gross profit	$114,115	$17,390	$(10)	$131,495

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

In January 2022, the Company acquired Radar Leather Division S.r.l. (“Radar”) for $19.4 million, net of cash acquired. We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. These estimates are preliminary and subject to adjustments as we complete our valuation process.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales	$111,554	$98,654	$334,192	$323,751
Net income (loss)	$4,941	$(5,306)	$(779)	$8,373
Adjusted EBITDA(1)	$20,741	$15,423	$53,346	$56,120
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net (loss) income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $12.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily as a result of recent acquisitions, armor volume and agency demand for hard goods, partially offset by a decrease from a large contractual armor order fulfilled in the prior year. Net sales increased by $10.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of recent acquisitions, armor volume and agency demand for hard goods, partially offset by large prior year contractual armor and duty gear orders, along with prior year demand for crowd control products.

Net income increased by $10.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily as a result of increased sales and the loss on extinguishment of debt related to the August 2021 debt refinance, partially offset by increased stock-based compensation expense, losses on foreign currency transactions and discrete acquisition-related expenses. Net income decreased by $9.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of unfavorable product and portfolio mix and stock-based compensation expense, partially offset by lower interest expense and the loss on extinguishment of debt related to the August 2021 debt refinance.

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

On July 14, 2022, the underwriters exercised a portion of their over-allotment option and purchased an additional 300,000 shares of common stock at a price of $23.50 per share, resulting in net proceeds to the Company of $6.4 million after underwriter discounts and commissions, fees and expenses of $0.7 million.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

KEY PERFORMANCE METRICS

Orders backlog

We monitor our orders backlog, which we believe is a forward-looking indicator of potential sales. Our orders backlog for products includes all orders that have been received and are believed to be firm. Due to municipal government procurement rules, in certain cases orders included in backlog are subject to budget appropriation or other contract cancellation clauses. Consequently, our orders backlog may differ from actual future sales. Orders backlog can be helpful to investors in evaluating the performance of our business and identifying trends over time.

The following table presents our orders backlog as of the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Orders backlog	$125,200	$113,840

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

Orders backlog increased by $11.4 million as of September 30, 2022 compared to December 31, 2021, primarily due to $11.4 million from recent acquisitions, $9.1 million from higher demand for armor products, and $8.5 million from large government orders for less lethal product, partially offset by reductions of $13.6 million from 2022 shipments of large international contracts for bomb suits and $3.4 million from 2022 shipments of a large contractual armor order.

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

The following table presents data from our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands unless otherwise noted):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021		2022	2021
	(Unaudited)	(Unaudited)	% Chg	(Unaudited)	(Unaudited)	% Chg
Net sales	$111,554	$98,654	13.1%	$334,192	$323,751	3.2%
Cost of goods sold	67,814	59,346	14.3%	207,042	192,256	7.7%
Gross profit	43,740	39,308	11.3%	127,150	131,495	(3.3)%

Operating expenses
Selling, general and administrative	31,732	27,673	14.7%	118,431	87,168	35.9%
Restructuring and transaction costs	1,578	(49)	(3,320.4)%	3,380	1,491	126.7%
Related party expense	112	142	(21.1)%	1,346	437	208.0%
Total operating expenses	33,422	27,766	20.4%	123,157	89,096	38.2%
Operating income	10,318	11,542	(10.6)%	3,993	42,399	(90.6)%

Other expense
Interest expense	(1,567)	(3,464)	(54.8)%	(4,496)	(14,129)	(68.2)%
Loss on extinguishment of debt	—	(15,155)	(100.0)%	—	(15,155)	(100.0)%
Other expense, net	(1,851)	(352)	425.9%	(2,812)	(881)	219.2%

Total other expense, net	(3,418)	(18,971)	(82.0)%	(7,308)	(30,165)	(75.8)%

Income (loss) before provision for income taxes	6,900	(7,429)	(192.9)%	(3,315)	12,234	(127.1)%
(Provision) benefit for income taxes	(1,959)	2,123	(192.3)%	2,536	(3,861)	(165.7)%

Net income (loss)	$4,941	$(5,306)	(193.1)%	$(779)	$8,373	(109.3)%

The following table presents segment data for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$92,718	$26,012	$(7,176)	$111,554
Cost of goods sold	54,125	20,859	(7,170)	67,814
Gross profit	$38,593	$5,153	$(6)	$43,740

	Three months ended September 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$83,918	$21,507	$(6,771)	$98,654
Cost of goods sold	49,896	16,220	(6,770)	59,346
Gross profit	$34,022	$5,287	$(1)	$39,308

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Nine months ended September 30, 2022
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$277,941	$73,836	$(17,585)	$334,192
Cost of goods sold	166,192	$58,437	$(17,587)	207,042
Gross profit	$111,749	$15,399	$2	$127,150

	Nine months ended September 30, 2021
			Reconciling
	Products	Distribution	Items(1)	Total
Net sales	$274,039	$69,086	$(19,374)	$323,751
Cost of goods sold	159,924	51,696	(19,364)	192,256
Gross profit	$114,115	$17,390	$(10)	$131,495

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Net sales. Product segment net sales increased by $8.8 million, or 10.5%, from $83.9 million to $92.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increases of $8.1 million from recent acquisitions and $5.9 million from higher demand for armor products, partially offset by a decrease of $5.0 million from a large contractual armor order fulfilled in the prior year. Distribution segment net sales increased by $4.5 million, or 20.9%, from $21.5 million to $26.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $5.3 million and $6.8 million for three months ended September 30, 2022 and September 30, 2021, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $4.2 million, or 8.5%, from $49.9 million to $54.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increased volume and increasing costs to manufacture product (principally material and labor). Product segment gross profit as a percentage of net sales increased by 110 basis points to 41.6% for the three months ended September 30, 2022 from 40.5% for the three months ended September 30, 2021, mainly driven by price and productivity initiatives in excess of inflation. Distribution segment cost of goods sold increased by $4.7 million, or 28.6%, from $16.2 million to $20.9 million for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 480 basis points to 19.8% for the three months ended September 30, 2022 from 24.6% for the three months ended September 30, 2021, mainly driven by unfavorable channel mix with more volume going to agencies versus retail. Reconciling items consisting primarily of intercompany eliminations were $5.3 million and $6.8 million for three months ended September 30, 2022 and September 30, 2021, respectively.

Selling, general and administrative. Selling, general and administrative increased by $4.1 million, or 14.7%, for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to stock-based compensation expense of $2.8 million and increases in corporate insurances and public company costs.

Restructuring and transaction costs. Restructuring and transaction costs increased by $1.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, which primarily consisted of expenses related to the Company’s various acquisition efforts and various initiatives implemented during the current quarter.

Related party expense. Related party expense was relatively consistent for the three months ended September 30, 2022 as compared to the same period in 2021.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $1.9 million, or 54.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to a lower interest rate as a result of our prior year debt refinancing and repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt decreased by $15.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to the refinancing of our long-term debt in August 2021.

Other expense, net. Other expense, net increased by $1.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to losses on foreign currency transactions.

(Provision) benefit for income taxes. Income tax provision was $2.0 million for the three months ended September 30, 2022 compared to a tax provision of $2.1 million for the three months ended September 30, 2021.  The effective tax rate was 28.4% for the three months ended September 30, 2022 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.  For the three months ended September 30, 2021, the effective tax rate was 28.6% and was higher than the statutory rate primarily due to state taxes and the tax impact of our foreign earnings, partially offset by research and development tax credits.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

Net sales. Product segment net sales increased by $3.9 million, or 1.4%, from $274.0 million to $277.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increases of $18.2 million from recent acquisitions and $4.4 million from higher demand for armor products, partially offset by reductions of $8.1 million from a large contractual armor order fulfilled in the prior year, $7.0 million from the crowd control product line and $2.5 million from our duty gear product line as a result of a large US Federal shipment in the prior year. Distribution segment net sales increased by $4.7 million, or 6.9%, from $69.1 million to $73.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $17.6 million and $19.4 million for nine months ended September 30, 2022 and 2021, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $6.3, or 3.9%, from $159.9 to $166.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased volume and increasing costs to manufacture product (principally material and labor). Product segment gross profit as a percentage of net sales decreased by 140 basis points to 40.2% for the nine months ended September 30, 2022 from 41.6% for the nine months ended September 30, 2021, mainly driven by amortization of inventory step-up recorded as part of the recent acquisitions and unfavorable product and portfolio mix, partially offset by price (in excess of material inflation). Distribution segment cost of goods sold increased by $6.7 million, or 13.0%, from $51.7 million to $58.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 430 basis points to 20.9% for the nine months ended September 30, 2022 from 25.2% for the nine months ended September 30, 2021, mainly driven by unfavorable channel mix with more volume going to agencies versus retail. Reconciling items consisting primarily of intercompany eliminations were $17.6 million and $19.4 million for nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative. Selling, general and administrative increased by $31.3 million, or 35.9%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to stock-based compensation expense of $29.4 million in the current year.

Restructuring and transaction costs. Restructuring and transaction costs increased by $1.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which primarily consisted of expenses related to the Company’s various acquisition efforts and various initiatives implemented during the current quarter.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Related party expense. Related party expense increased by $0.9 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume. We also recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

Interest expense. Interest expense decreased by $9.6 million, or 68.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, as a result of our prior year debt refinancing and debt repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt decreased by $15.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the refinancing of our long-term debt in August 2021.

Other expense, net. Other expense, net increased by $1.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to losses on foreign currency transactions.

(Provision) benefit for income taxes. Income tax benefit was $2.5 million for the nine months ended September 30, 2022 compared to a tax provision of $3.9 million for the nine months ended September 30, 2021.  The effective tax rate was 76.5% for the nine months ended September 30, 2022 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.  For the nine months ended September 30, 2021, the effective tax rate was 31.6% and was higher than the statutory rate primarily due to state taxes and the tax impact of our foreign earnings, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and (benefit) provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, loss on extinguishment of debt, other expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus and amortization of inventory step-up as these items do not represent our core operating performance. We also present Adjusted EBITDA Conversion Rate, which we define as Adjusted EBITDA less capital expenditures divided by Adjusted EBITDA. We use Adjusted EBITDA Conversion Rate as a measurement of the cash generation capacity of our underlying operations, exclusive of impacts relating to our capital structure.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$4,941	$(5,306)	$(779)	$8,373
Add back:
Depreciation and amortization	3,939	3,406	11,319	10,426
Interest expense	1,567	3,464	4,496	14,129
Provision (benefit) for income taxes	1,959	(2,123)	(2,536)	3,861
EBITDA	$12,406	$(559)	$12,500	$36,789
Add back:
Restructuring and transaction costs(1)	1,578	(49)	4,380	1,491
Loss on extinguishment of debt(2)	—	15,155	—	15,155
Other expense, net(3)	1,851	352	2,812	881
Stock-based compensation expense(4)	2,820	—	29,361	—
Stock-based compensation payroll tax expense(5)	—	—	305	—
LTIP bonus(6)	375	524	933	1,804
Amortization of inventory step-up(7)	1,711	—	3,055	—
Adjusted EBITDA	$20,741	$15,423	$53,346	$56,120
Less: Capital expenditures	(720)	(719)	(3,210)	(2,225)
Adjusted EBITDA less capital expenditures	$20,021	$14,704	$50,136	$53,895
Adjusted EBITDA conversion rate	97%	95%	94%	96%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees, and $1.0 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).
(2)	Reflects losses incurred in connection with the August 2021 debt refinancing.
(3)	Reflects the “Other expense, net” line item on our consolidated statement of operations. For the three and nine months ended September 30, 2022 and 2021, other expense, net primarily includes losses on foreign currency transactions.
(4)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(5)	Reflects payroll taxes associated with vested stock-based compensation awards.
(6)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(7)	Reflects amortization expense related to the step-up inventory adjustment recorded as part of the recent acquisitions.

Adjusted EBITDA increased by $5.3 million for the three months ended September 30, 2022 as compared to 2021, primarily due to the increase in net sales, partially offset by increases in corporate insurances, public company costs, and marketing spend. Adjusted EBITDA decreased by $2.8 million for the nine months ended September 30, 2022 as compared to 2021, primarily due to unfavorable product and portfolio mix, partially offset by recent acquisitions.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments. Our principal sources of liquidity have been cash provided by operating activities, cash on hand and amounts available under our revolving loans.

For the nine months ended September 30, 2022, net cash provided from operating activities totaled $29.5 million and as of September 30, 2022, cash and cash equivalents totaled $36.4 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2022 and December 31, 2021, we had $153.1 million and $159.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of September 30, 2022 and December 31, 2021. As of September 30, 2022, there were $2.3 million in outstanding letters of credit and $97.7 million of availability.

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

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of November 7, 2022, there were no amounts outstanding under the Revolving Loan.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of November 7, 2022, there were no amounts outstanding under the Revolving Canadian Loan.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$29,501	$30,989
Net cash used in investing activities	(57,977)	(2,225)
Net cash provided by (used in) financing activities	31,210	(16,359)
Effects of foreign exchange rates on cash and cash equivalents	(241)	(3)
Change in cash and cash equivalents	2,493	12,402
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$36,350	$15,275

Net cash provided by operating activities

During the nine months ended September 30, 2022, net cash provided by operating activities of $29.5 million resulted primarily from net loss of $0.8 million, a $29.0 million add back to net loss for stock-based compensation, a $11.3 million add back to net loss for depreciation and amortization and changes in operating assets and liabilities of $14.1 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $3.3 million, an increase in inventories of $7.2 million and a decrease in accounts payable and other liabilities of $4.6 million.

During the nine months ended September 30, 2021, net cash provided by operating activities of $31.0 million resulted primarily from net income of $8.4 million, a $15.2 million addition to net income for loss on extinguishment of debt and changes in operating assets and liabilities of $6.8 million. Changes in operating assets and liabilities were primarily driven by increases in inventories of $10.3 million and prepaid expenses and other assets of $4.6 million, offset in part by an increase in accounts payable and other liabilities of $6.6 million.

Net cash used in investing activities

During the nine months ended September 30, 2022, we used $58.0 million of cash in investing activities, consisting of $19.4 million for the acquisition of Radar, $35.7 million for the acquisition of Cyalume and $2.9 million for purchases of property and equipment.

During the nine months ended September 30, 2021, we used $2.2 million of cash in investing activities, consisting of purchases of property and equipment.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities of $31.2 million resulted primarily from proceeds from the secondary offering of $56.3 million, partially offset by principal payments on term loans of $7.5 million, taxes paid in connection with employee stock transactions of $6.2 million and dividends distributed of $8.5 million.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

However, since the market value of our outstanding securities held by non-affiliates on June 30, 2022 exceeded $250 million, on January 1, 2023, we will no longer be a “smaller reporting company” and also expect to be deemed to be an “accelerated filer”. Therefore, we will have less time to file our periodic reports, and are also required to make our periodic filings more expansive, including but not limited to our Definitive Proxy Statement on Form DEF14A, which will require additional time and expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired Radar Leather Division S.r.l. (“Radar”) on January 11, 2022, as well as each of Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) on May 4, 2022. The Company is currently in the process of integrating the internal controls over financial reporting at Radar and Cyalume. Except for the continued integration of Radar and Cyalume, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CADRE HOLDINGS, INC.
Date: November 10, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Blaine Browers
	Name:	Blaine Brower
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)