Form 10-K
period 2022-12-31
Cadre Holdings, Inc.
filed 2023-03-15
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Cadre Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2022 was $366,489,414 based on the closing price of $19.67 as reported by the New York Stock Exchange.

As of March 10, 2023, there were 37,332,271 shares of common stock, par value $0.0001, outstanding

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholder, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the increased expenses associated with being a public company and the related increased disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

Business Overview

For over 55 years, we have been a global leader in the manufacturing and distribution of safety and survivability equipment for first responders. Our equipment provides critical protection which allows its users to safely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment and duty gear through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

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

We are committed to honoring those who put their lives in danger through the SAVES CLUB®, which pays homage to first responders who experience a life-threatening incident in the line of work in which our armor or duty gear contribute to saving their lives. The SAVES CLUB® currently has over 2,000 members and counting. With the help of our suppliers, distributors and first responder end users, we strive to fulfill the Company creed: Together, We Save Lives.

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

The international market is also poised for growth as foreign governments face increasingly complex safety challenges and seek to replace legacy equipment. Additionally, we foresee the demand for safety and survivability equipment from overseas markets to increase due to heightened awareness of the importance and effectiveness of such products and as countries are exposed to new threats. Our management estimates our addressable number of total law enforcement personnel outside the U.S. to be approximately 9.7 million, representing a substantial market opportunity.

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

Strong market positions. Based on data we collect related to end users and publicly available information on awarded contracts and purchases, we believe we have leading market positions across multiple product categories through superior quality and performance differentiating us from our competition. By way of reference, we sell concealable tactical, hard armor, or duty retention holsters to the majority of the top 50 police departments in the U.S. by size. Furthermore, we are a party to multi-year contracts for the largest bomb suit teams in the world including the DoD. Our products continually exceed stringent industry safety standards and are recognized for advancements in performance through innovation and technological enhancement.

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

Attractive financial profile with strong EBITDA margins and free-cash-flow generation. We generate strong profitability through diligent portfolio management of customers and contracts and continued focus on cost structure to drive operating leverage. Our strong profitability combined with minimal capital expenditure requirements result in high free-cash-flow generation, which is a key driver for our internal research and development initiatives and targeted M&A program. Our Adjusted EBITDA Conversion Rate ((Adjusted EBITDA less capital expenditures) / Adjusted EBITDA) has consistently been greater than 90%.

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

Our body armor panels manufactured in the United States are designed to meet applicable ballistic performance standards established by the NIJ. We also manufacture body armor in Canada, England and Lithuania that is certified to meet applicable international armor standards. We also distribute a variety of third-party items, including helmets, and face shields for protection from blunt trauma and explosive shrapnel.

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

Med-Eng has a fielded installed base of bomb suits in over 100 countries, yielding predictable, recurring replacement cycles. Our continuous investment in R&D supported by our existing IP portfolio, drives next- generation technologies designed to meet the ever-evolving threats for operators in the field. Select customers include the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, FBI, ATF and all the armed forces of NATO countries.

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

In connection with the mission critical nature of duty gear products, we dedicate significant product development resources to ensure efficient and effective performance of our products. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland®, Radar® and Bianchi® brands.

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

Profitable Core Revenue Growth. We believe that our leading market positions across a range of core categories will continue to yield significant growth opportunities. Our management team is focused on delivering new product launches, increasing customer wallet share, executing on key new contract opportunities and expanding our high-margin e-commerce and direct-to-consumer capabilities to continue to drive revenue growth. Examples of recent product innovation include the development of a 3D body sizing solution for soft armor, introduction of our next generation holsters, a new tactical armor solution, and working with key suppliers on the use of emerging materials for utilization in new armor products. We are also seeking to expand our leadership in high-growth technologies through the development of our blast sensor equipment for soldier protection. We believe this opportunity could represent a total potential addressable market opportunity of up to approximately $500 million based on the total size of the DoD branches ultimately participating in the program. The requirement for blast sensors and the potential market for all branches of the U.S. military is supported by the Blast Pressure Exposure Study Improvement Act which was signed into law as part of the National Defense Authorization Act for Fiscal Year 2020.

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

Targeted M&A Program. To supplement organic growth and internal research and development, our management team has historically undertaken a targeted M&A program, completing 14 transactions to date. These strategic acquisitions have allowed us to expand our product and technology offerings, enter new markets and expand geographically to achieve attractive returns in our invested capital period.

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

Continuous Margin Improvement Initiatives. Our management team has shown a strong track record of achieving cost structure optimization to drive operating leverage, as evidenced by past years’ margin improvements. Our operating model starts with complexity reduction then uses lean tools and methods to continuously improve operational and commercial processes. Strategic initiatives completed over the past few years include among others, rationalizing the Company’s manufacturing footprint, divesting non-core activities, enhancing our supply chain and optimizing customer relationships and key contracts. Together these activities have helped enhance the Company’s manufacturing and sales operations, ultimately driving profitability growth.

Customers and Selling Channels

We sell our products through distributors and work directly with agencies to effectively reach end users. We classify our first responder customers into four categories: U.S. State and Local Agencies, International, U.S. Federal Agencies, and Commercial (which includes our direct-to-consumer sites).

U.S. State and Local Agencies. We have built relationships with the majority of domestic law enforcement agencies in the country, selling at least one product category to each of the top 50 major departments. Other end users in this category include fire and rescue, explosive ordnance disposal technicians, EMT, fishing and wildlife enforcement and departments of corrections. We sell our products through a network of longstanding third-party distributors as well as an owned distribution platform, both of which interact directly with agencies and end users.

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

We service each of our channels through in-field technical salespeople and an owned distribution network. Our traditional distribution network consists of longstanding distribution partners and agents for first responders and federal agencies, retailers and e-commerce platforms and our own website where we sell directly to the end user. We pair our in-house expertise with outside partners in order to provide our customers with the best service possible while maintaining a real-time understanding of end user needs. In total, we have 81 salespeople domestically and 21 internationally. We believe that by combining our third party network with our in-house salesforce and our extensive owned distribution network, we create continuous customer interaction and best- in-class service and training, providing us with a distinct advantage over our peers.

Our brand name recognition and reputation among our customers, diversified product line and extensive distribution network are central to our marketing strategy. We leverage these advantages along with involvement and support of several law enforcement associations to market our products.

Manufacturing and Raw Materials

We operate a global manufacturing footprint with 16 sites across North America and Europe. Each site has capacity to scale up without further material investment in machinery and equipment. Additionally, we manage a diverse global supplier base of leading textile, fabric and raw material providers. We have multiple sources for each input in order to limit our dependency on any single vendor. No supplier makes up more than 10% of total purchases.

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

Our primary competitors include, but are not limited to, Point Blank Enterprises, Inc., Avon Protection Systems, Inc., Central Lake Armor Express, Inc. (d/b/a Armor Express), as well as the Blackhawk division of Vista Outdoor Inc. None of our competitors across individual product categories compete in each of our product verticals, making us the only one-stop provider of critical safety and survivability equipment solutions in the market.

Certain of our products cross over into the broader outdoor and recreation market, which is highly fragmented and highly competitive. While we believe that acceptance in this market is principally driven by the ability to bring new and innovative products to market, price point is critical.

Human Capital

We have a total of 2,274 employees. Of these employees, 1,729 were engaged in manufacturing, 221 in sales, marketing, product management and customer support, 152 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 127 in R&D, technical engineering, manufacturing engineering and project management, 33 retail store associates and 12 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

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

We own a total of 447 patents and pending patent applications worldwide, of which 402 are patents granted and 45 are pending patent applications, with expiry dates ranging from 2023 to 2045 in 33 jurisdictions. Of those 447 patents and pending patent applications, 329 are for utility patents and 118 are for design patents. We own patents and pending patent applications in the United

States, Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, New Zealand, Netherlands, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey, and the United Kingdom, as well as in the European Union.

The loss of patent protection for patents expiring in 2023 is not expected to have a material effect on our business.

Our material registered trademarks include SAFARILAND® and MED-ENG®.

The following table describes the material patents and patent applications owned or licensed by us, segregated by product category, including the range of expiry dates:

			Range of		Range of
		Number of	Expiration	Number of	Expiration Dates
		Patents	Dates for	Pending Patent	(if Pending Patent
Product Category	Ownership	Granted	Granted Patents	Applications	Granted)
Body Armor	Safariland, LLC	38	2023 – 2041	3	2042
Body Armor	Pacific Safety Products, Inc.	1	2023	—	—
Duty Gear	Safariland, LLC	88	2023 – 2041	15	2036 – 2042
Duty Gear	Radar Leather Division S.r.l.	60	2023 – 2039	3	2037 – 2039
EOD	Med-Eng, LLC	93	2023 – 2045	2	2036 – 2040
Crowd Control	Defense Technology, LLC	32	2026 – 2038	4	2035 – 2042
Crowd Control	Safariland, LLC	1	2032	—	—
Crowd Control	Radar Leather Division S.r.l.	4	2029 – 2031	—	—
Other – Diversified	Safariland, LLC	32	2024 – 2041	3	2040 – 2041
Other – Diversified	Cyalume Technologies	53	2023 – 2039	15	2038 – 2042

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

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S., and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, the foregoing impacts may negatively affect our logistical operations, including our fulfillment and shipping functions, which could result in periodic delays in the delivery of our products.

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

Item 1A. Risk Factors

RISK FACTORS

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

Risk Factor Summary

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren B. Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $151.3 million of which was outstanding as of December 31, 2022.
●	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

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

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. We actively market our products in Europe, North and South America, the Middle East, Africa, and Asia. However, we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their countries due to earlier established businesses in those countries, greater knowledge with respect to the cultural differences of consumers and businesses residing in those countries and/or their focus on a single market. In pursuing our international expansion strategy, we face several additional risks, including:

●	foreign laws and regulations, which may vary by country, that may impact how we conduct our business;
●	uncertain costs of doing business in foreign countries, including different employment laws;
●	potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;
●	technological differences that vary by marketplace, which we may not be able to support;
●	longer payment cycles and foreign currency fluctuations;
●	economic downturns; and
●	uncertainty of sustained revenue growth outside of the United States.

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

The conflict between Russia and Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

There is continued, sustained military conflict between Russia and Ukraine and continued disruption in the region is likely. As a result, new and stricter sanctions have been imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia. Russia’s potential response to such sanctions, as well as prolonged unrest, intensified military activities and/or the implementation of more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Pandemics, epidemics or other disease outbreaks may negatively impact our business operations, financial condition, liquidity, and consolidated results of operations.

A widespread outbreak of disease can adversely affect the operation of our customers’ businesses, which could lead to a material decline in demand for our products and services and our customers’ ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors’ and suppliers’ businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the Company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our operating results and borrowing capacity, which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the Company’s shares as well as increase the cost to the Company to raise equity capital. Any and all of the above situations could have a material adverse impact on our operations, results of operations, financial condition, liquidity and business outlook. Beginning in 2020, we felt the impact of the COVID-19 pandemic and related shelter-in-place orders which materially reduced the demand for many of our customers products and services which consequently negatively impacted the demand for our products and services from time to time. The pandemic also resulted in thousands of hours of lost work time for our employees due to illness or steps taken to reduce the spread of the COVID-19 virus. While our customers appear to have resumed business operations that are similar to pre-COVID activities, we cannot predict whether future variants of COVID-19 might cause further slowdowns of cessation of business activities. As a result, we cannot predict the impact that the COVID-19 pandemic might have on our business and operating results in the future

The impacts of the COVID-19 pandemic have resulted in ongoing disruptions and delays in manufacturing, shipping and transportation of our products that have had an adverse effect on our business and results of operations, and we expect this adverse impact to continue.

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our customers. These supply chain and logistics disruptions have impacted our inventory levels and net revenues in 2022 and could impact our sales volumes in future periods. We have also incurred in 2022 higher freight and other distribution costs, including air freight, to mitigate these delays. We are also seeing negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic. In the event we increase prices of our products, there can be no assurance that consumers will accept such increases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

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

As it relates to our Product segment, fixed-price contracts represented less than 10% of annual net sales in 2022. For our Distribution segment, we estimate that fixed-price contracts represented approximately 55% of annual net sales in 2022.

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

Initiatives to upgrade our business processes and information technology systems to optimize our operational and financial performance involve many risks which could result in, among other things, business interruptions, higher costs and lost profits.

We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these processes and systems is a significant risk to the successful completion and continued refinement of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall business. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits.

We rely on information technology systems, including third-party cloud-based solutions, and any failure of these systems may result in disruptions or outages, loss of processing capabilities, and/or loss of data, any of which may have a material adverse effect on our financial condition, results of operations or cash flow.

Our reputation and ability to attract, retain and serve consumers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our consumers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, our financial condition, results of operations and cash flow could be materially and adversely affected.

Additionally, information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and, if not anticipated and appropriately mitigated, could have a material adverse effect on our business operations.

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

Our significant payment obligations under the terms of our long-term debt, $151.3 million of which was outstanding as of December 31, 2022, together with any additional indebtedness we may incur in the future (including under the New Credit Agreement (herein defined)), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

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

Our business is significantly dependent on our ability to meet our labor needs.

The success of our business depends significantly on our ability to hire and retain quality team members, which include but are not limited to managers and other personnel. Competition for non-entry-level personnel, particularly those with experience in our industry, is highly competitive. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the workforce of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the ongoing COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our vendors and customers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has proposed rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations, which in turn can materially adversely affect our business.

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that employees will not elect to be represented by labor unions in the future. If some or our entire workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practice, it could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

Electricity and natural gas are used to operate equipment at manufacturing facilities. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition, results of operations and liquidity.

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

In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of 14 acquisitions and two divestitures. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to offer new products in line with industry trends.

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

We may be required to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In connection with our general growth strategy of acquiring businesses and assets, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

Risks Related to Ownership of our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, shares representing approximately 49.3% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;
●	entrench our management and the board of directors; or
●	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Shares of our common stock have been, and may continue to be, thinly traded, which may contribute to volatility in our stock price and less liquidity for investors.

The trading volume of our common stock has varied, and at times may be characterized as thinly traded.  As a result of this thin trading market or “float” for our common stock, our common stock has been, and may continue to be, less liquid than the common stock of companies with broader public ownership.  If our common stock is thinly traded, the trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our float were larger.  As a result, the trading prices of our common stock may be more volatile than the common stock of companies with broader public ownership, and an investor be unable to liquidate an investment in our common stock at attractive prices.

We cannot predict the prices at which our common stock will trade in the future. Variations in financial results, announcements of material events, changes in our dividend policy, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or government spending on law enforcement and military, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

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

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and have a materially adverse effect on our business, financial condition, results of operations and liquidity.

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

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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

Compliance with changing laws, regulations and standards of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Techniques employed by short sellers or other derivative traders may drive down the market price of our common stock and/or spur litigation or regulatory action.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement securities, as short sellers expect to pay less in that purchase than they received in the sale. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

If we were to become the subject of unfavorable allegations contained in short reports, whether such allegations are proven to be true or untrue, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would prefer to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could divert management’s attention from our day-to-day operations. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our common stock and our business operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters located at 13386 International Parkway, Jacksonville, FL 32218 where we occupy approximately 36,941 square feet of office space and 95,283 square feet of manufacturing space. In total, we operate 19 facilities (8 owned) across the U.S., Canada, Mexico and Europe, spanning more than 1,000,000 square feet. Additionally, we lease 11 retail locations across the East Coast that service our Distribution segment. Our properties are well maintained, and we consider them to be sufficient for our existing capacity requirements.

The following table identifies and provides certain information regarding our facilities:

Primary Activity	Location	Country	Owned/Leased	Sq Ft
Corporate HQ and Manufacturing	Jacksonville, Florida	USA	Owned	132,224
Manufacturing and R&D	Jacksonville, Florida	USA	Owned	63,000
Warehouse and Distribution	Jacksonville, Florida	USA	Leased	27,405
Manufacturing and R&D	Ontario, California	USA	Leased	41,475
Sales and R&D	Casper, Wyoming	USA	Owned	44,000
Manufacturing and R&D	Casper, Wyoming	USA	Owned	10,500
Manufacturing	Casper, Wyoming	USA	Owned	21,000
Manufacturing	Dalton, Massachusetts	USA	Leased	33,862
Manufacturing	Dover, Tennessee	USA	Leased	87,652
Manufacturing	Ogdensburg, New York	USA	Leased	23,220
Manufacturing and R&D	West Springfield, Massachusetts	USA	Owned	200,000
Manufacturing	Tijuana, Baja California	Mexico	Leased	158,614
Sales and R&D	Ottawa, Ontario	Canada	Leased	39,273
Manufacturing	Pembroke, Ontario	Canada	Leased	26,154
Manufacturing	Arnprior, Ontario	Canada	Leased	48,853
Manufacturing	Warrington, Cheshire	UK	Leased	21,958
Manufacturing	Kaunas	Lithuania	Leased	19,160
Manufacturing, Sales and R&D	Fucecchio	Italy	Leased/Owned	30,375
Manufacturing and Sales	Aix-en-Provence	France	Owned	20,387

Item 3. Legal Proceedings

Refer to Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “CDRE” since November 4, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 10, 2023, there were 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

On November 11, 2021, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.08 per share of the Company’s common stock or $0.32 per share on an annualized basis. In 2022, our total quarterly cash dividends were $11.5 million.  We expect to continue to pay a quarterly cash dividend of $0.08 per share, or $0.32 on an annualized basis, on our common stock for the foreseeable future, but we may elect to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including the terms of our New Credit Agreement, our earnings, capital requirements, our overall financial condition and other factors that our board of directors considers relevant.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 in each case together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward- looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Certain total amounts may not foot due to rounding.

Overview and 2022 Financial Highlights

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

In January 2022, the Company acquired Radar Leather Division S.r.l. (“Radar”) for $19.4 million, net of cash acquired. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

In May 2022, the Company acquired Cyalume Technologies, Inc, CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) for $36.2 million, net of cash acquired. We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. These estimates are preliminary and subject to adjustments as we complete our valuation process.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Net sales	$457,837	$427,288
Net income	$5,820	$12,661
Adjusted EBITDA(1)	$75,731	$71,384
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $30.5 million for the year ended December 31, 2022 as compared to December 31, 2021, primarily as a result of recent acquisitions and agency demand for hard goods through our Distribution segment.

Net income decreased by $6.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily as a result of an increase in stock-based compensation expense, which was partially offset by an increase in net sales, lower interest expense and the loss on extinguishment of debt related to the August 2021 debt refinance.

Initial Public Offering

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of common stock, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $13.00 per share. The Company’s net proceeds from the sale of shares in the IPO were $78.6 million after underwriter discounts and commissions, fees and expenses of $11.1 million, of which $2.3 million was paid to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer.

Secondary Offering

On June 9, 2022, the Company completed a secondary offering in which the Company issued and sold 2,250,000 shares of common stock at a price of $23.50 per share. The Company’s net proceeds from the sale of shares were $47.0 million after underwriter discounts and commissions, fees and expenses of $2.7 million, of which $2.0 million was paid to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer.

On July 14, 2022, the underwriters exercised a portion of their over-allotment option and purchased an additional 300,000 shares of common stock at a price of $23.50 per share, resulting in net proceeds to the Company of $6.4 million after underwriter discounts and commissions, fees and expenses of $0.7 million.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S., and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During the years ended December 31, 2020, 2021, and 2022, this had negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, the foregoing impacts may negatively affect our logistical operations, including our fulfillment and shipping functions, which could result in periodic delays in the delivery of our products.

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

The following table presents our orders backlog as of the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Orders backlog	$117,873	$113,840

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

Orders backlog increased by $4.0 million as of December 31, 2022 compared to December 31, 2021, primarily due to $8.9 million from recent acquisitions, $8.6 million due to large government and international orders for less lethal product and $6.4 million from higher demand for armor products, offset partially by reductions of $13.2 million from 2022 shipments of large international contracts for bomb suits, $3.3 million driven by reductions in supplier past dues for ammunition and firearms through our Distribution segment and $2.1 million from 2022 shipments of a large domestic duty gear order.

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

Related party expense. Related party expense primarily consists of rent expense related to distribution locations owned by related parties and any one-time transaction fees paid to related parties.

Other general income. Other general income consists primarily of gains from the disposition of a long-lived assets.

Interest expense. Interest expense consists primarily of interest on outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt consists primarily of recorded losses associated with debt restructuring.

Other expense, net. Other expense, net primarily consists of gains and losses from foreign currency transactions.

Provision for income taxes. A provision or benefit for income tax is calculated for each of the jurisdictions in which we operate. The provision or benefit for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 16 “Income Taxes” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table presents data from our results of operations for the years ended December 31, 2022 and 2021 (in thousands unless otherwise noted):

	Year Ended December 31,
	2022	2021	% Chg
Net sales	$457,837	$427,288	7.1%
Cost of goods sold	282,159	256,598	10.0%
Gross profit	175,678	170,690	2.9%

Operating expenses
Selling, general and administrative	153,288	114,962	33.3%
Restructuring and transaction costs	4,355	3,430	27.0%
Related party expense	1,478	579	155.3%
Other general income	(159)	—	(100.0)%
Total operating expenses	158,962	118,971	33.6%
Operating income	16,716	51,719	(67.7)%

Other expense
Interest expense	(6,206)	(16,425)	(62.2)%
Loss on extinguishment of debt	—	(15,155)	(100.0)%
Other expense, net	(1,137)	(947)	20.1%

Total other expense, net	(7,343)	(32,527)	(77.4)%

Income before provision for income taxes	9,373	19,192	(51.2)%
Provision for income taxes	(3,553)	(6,531)	(45.6)%

Net income	$5,820	$12,661	(54.0)%

The following table presents segment data for the years ended December 31, 2022 and 2021 (in thousands unless otherwise noted):

	Year ended December 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$385,423	$97,106	$(24,692)	$457,837
Cost of goods sold	230,245	76,633	(24,719)	282,159
Gross profit	$155,178	$20,473	$27	$175,678

	Year ended December 31, 2021
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$362,189	$90,043	$(24,944)	$427,288
Cost of goods sold	213,881	67,649	(24,932)	256,598
Gross profit	$148,308	$22,394	$(12)	$170,690
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

Net sales. Product segment net sales increased by $23.2 million or 6.4%, from $362.2 million to $385.4 million for the year ended December 31, 2022 as compared to 2021, primarily due to increases of $29.4 million from recent acquisitions and $11.4 million from higher demand for armor products, partially offset by reductions of $9.3 million from a large contractual armor order fulfilled in the prior year, $4.9 million for crowd control product due to higher demand in the prior year, $3.7 million from large international contractual orders for explosive ordnance disposals and $2.3 million for gun cleaning lubricants (higher prior year sales in support of firearms demand). Distribution segment net sales increased by $7.1 million or 7.8%, from $90.0 million to $97.1 million for the year ended December 31, 2022 as compared to 2021, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $24.7 million and $24.9 million for year ended December 31, 2022 and 2021, respectively.

Cost of goods sold. Product segment cost of goods sold increased by $16.3 million, or 7.7%, from $213.9 million to $230.2 million for the year ended December 31, 2022 as compared to 2021 primarily due to increased volume and increasing costs to manufacture product (principally material and labor). Product segment gross profit as a percentage of net sales decreased by 69 basis points to 40.3% in 2022 from 40.9% in 2021 mainly driven by 110 basis points related to amortization of inventory step-up recorded as part of the recent acquisitions, partially offset by favorable pricing net of mix and inflation. Distribution segment cost of goods sold increased by $9.0 million, or 13.3%, from $67.6 million to $76.6 million for the year ended December 31, 2022 as compared to 2021 primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased 21.1% in 2022 from 24.9% in 2021 mainly driven by unfavorable channel mix with more volume going to agencies versus retail and e-commerce. Reconciling items consisting primarily of intercompany eliminations were $24.7 million and $24.9 million for year ended December 31, 2022 and 2021, respectively.

Selling, general and administrative. SG&A increased by $38.3 million, or 33.3%, for the year ended December 31, 2022 as compared to 2021 primarily due to increased stock-based compensation expense of $31.9 million in the current year and $6.9 million as a result of acquisitions.

Restructuring and transaction costs. Restructuring and transaction costs increased by $0.9 million, for the year ended December 31, 2022 as compared to 2021, which primarily consisted of expenses related to the Company’s various acquisition efforts and various initiatives implemented during the current quarter.

Related party expense. Related party expense increased by $0.9 million for the year ended December 31, 2022 as compared to 2021, primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume. We also recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

Other general income. Gains in other general income increased by $0.2 million for the year ended December 31, 2022 as compared to 2021 due to a gain from the sale of our Daventry, UK facility in the current year.

Interest expense. Interest expense decreased by $10.2 million, or 62.2%, for the year ended December 31, 2022 as compared to 2021 as a result of our prior year debt refinancing and debt repayments on our outstanding debt.

Loss on extinguishment of debt. Loss on extinguishment of debt decreased by $15.2 million due to the refinancing of our long-term debt in August 2021.

Other expense, net. Other expense, net increased by $0.2 million, for the year ended December 31, 2022 as compared to 2021 primarily due to losses on foreign currency transactions.

Provision for income taxes. Income tax provision was $3.5 million for the year ended December 31, 2022 compared to $6.5 million for the year ended December 31, 2021. The effective tax rate was 37.9% for the year ended December 31, 2022 and was higher than the statutory rate due to state taxes, executive compensation and the tax impact of our foreign earnings, partially offset by research and development tax credits. For the year ended December 31, 2021, the effective tax rate was 34.0% and was higher than the statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Annual Report on Form 10-K includes EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate, which are non-GAAP measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income taxes. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other general income, loss on extinguishment of debt, other expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long term incentive plan (“LTIP”) bonus, and amortization of inventory step-up as these items do not represent our core operating performance. We also present Adjusted EBITDA Conversion Rate, which we define as Adjusted EBITDA less capital expenditures divided by Adjusted EBITDA. We use Adjusted EBITDA Conversion Rate as a measurement of the cash generation capacity of our underlying operations, exclusive of impacts relating to our capital structure.

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

The table below presents our EBITDA, Adjusted EBITDA and Adjusted EBITDA Conversion Rate reconciled to the most comparable GAAP measure for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Net income	$5,820	$12,661
Add back:
Depreciation and amortization	15,651	13,718
Interest expense	6,206	16,425
Provision for income taxes	3,553	6,531
EBITDA	$31,230	$49,335
Add back:
Restructuring and transaction costs(1)	5,355	3,430
Other general income(2)	(159)	—
Loss on extinguishment of debt(3)	—	15,155
Other expense, net(4)	1,137	947
Stock-based compensation expense(5)	32,239	355
Stock-based compensation payroll tax expense(6)	305	—
LTIP bonus(7)	1,369	2,162
Amortization of inventory step-up(8)	4,255	—
Adjusted EBITDA	$75,731	$71,384
Less: Capital expenditures	(4,666)	(3,029)
Adjusted EBITDA less capital expenditures	$71,065	$68,355
Adjusted EBITDA conversion rate	94%	96%
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees, and $1.0 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other general income” line item on our consolidated statement of operations and includes a gain from a long-lived asset sale.
(3)	Reflects losses incurred in connection with the August 2021 debt refinancing.
(4)	Reflects the “Other expense, net” line item on our consolidated statement of operations and primarily includes losses on foreign currency transactions.
(5)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(6)	Reflects payroll taxes associated with vested stock-based compensation awards.
(7)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(8)	Reflects amortization expense related to the step-up inventory adjustment recorded as part of the recent acquisitions

Adjusted EBITDA increased $4.3 million for the year ended December 31, 2022 as compared to 2021, primarily due to the increase in net sales, partially offset by increases in public company costs and marketing spend.

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

For the year ended December 31, 2022, net cash provided by operating activities was $46.4 million and as of December 31, 2022, cash and cash equivalents were $45.3 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under Debt (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of December 31, 2022 and December 31, 2021, we had $149.7 million and $159.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

New Credit Agreement

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (as amended by the Second Amendment to Credit Agreement, dated as of December 14, 2022, collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200.0 million under a term loan (the “Term Loan”), and (ii) may borrow up to $100.0 million under a revolving credit facility (including up to $15.0 million for letters of credit and up to $10.0 million for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of December 31, 2022 and 2021. As of December 31, 2022, there were $2.4 million in outstanding letters of credit, and $97.6 million of availability.

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

The New Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The New Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The New Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the New Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of March 10, 2023, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to exhibits 10.15, 10.16 and 10.17, respectively, to this Annual Report on Form 10-K.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of March 10, 2023, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is incorporated by reference as exhibit 10.18 to this Annual Report on Form 10-K.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$46,409	$40,094
Net cash used in investing activities	(59,626)	(2,832)
Net cash provided by (used in) financing activities	24,463	(6,596)
Effects of foreign exchange rates on cash and cash equivalents	183	318
Change in cash and cash equivalents	11,429	30,984
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$45,286	$33,857

Net cash provided by operating activities

During the year ended December 31, 2022, net cash provided by operating activities of $46.4 million resulted primarily from net income of $5.8 million, a $31.9 million add back to net income for stock-based compensation, a $15.7 million add back to net income for depreciation and amortization, a $4.3 million add back to net income for amortization of inventory step-up and a $12.6 million deduction to net income from changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $11.5 million, an increase in prepaid expense and other assets of $7.7 million and an increase in accounts payable and other liabilities of $5.5 million.

During the year ended December 31, 2021, net cash provided by operating activities of $40.1 million resulted primarily from net income of $12.7 million, a $15.2 million add back to net income for loss on extinguishment of debt, a $13.7 million add back to net income for depreciation and amortization, a $3.2 million add back to net income for amortization of original debt issuance discount and debt issuance costs and a $9.7 million deduction to net income from changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by an increase in accounts receivable of $4.6 million, an increase in inventories of $3.2, an increase in prepaid expense and other assets of $4.6 million and an increase in accounts payable and other liabilities of $2.7 million.

Net cash used in investing activities

During the year ended December 31, 2022, we used $59.6 million of cash in investing activities, primarily consisting of $19.4 million for the acquisition of Radar, $36.2 million for the acquisition of Cyalume and $4.5 million for purchases of property and equipment.

During the year ended December 31, 2021, we used $2.8 million of cash in investing activities relating to the purchase of property and equipment.

Net cash provided by (used in) financing activities

During the year ended December 31, 2022, net cash provided by financing activities of $24.5 million resulted primarily from proceeds from the secondary offering of $56.3 million, partially offset by principal payments on term loans of $10.1 million, taxes paid in connection with employee stock transactions of $6.3 million and dividends distributed of $11.5 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2022 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$9,118	$4,012	$4,518	$588	$—
Debt(2)	149,076	10,000	20,256	118,820	—
Interest on debt(3)	18,510	5,708	10,241	2,561	—
Total contractual obligations	$176,704	$19,720	$35,015	$121,969	$—
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month LIBOR rate in effect as of December 31, 2022; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

In evaluating goodwill for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying value, an impairment test is conducted. This quantitative test is performed by comparing the fair value of a reporting unit, determined by a weighted combination of the discounted cash flow method of the income approach and the market approach, to its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We had three reporting units as of October 31, 2022: Safariland, Med-Eng, and Distribution.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cadre Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cadre Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Jacksonville, Florida

March 15, 2023

CADRE HOLDINGS, INC.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(In thousands, except for share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$45,286	$33,857
Accounts receivable, net	64,557	48,344
Inventories	70,273	63,978
Prepaid expenses	10,091	10,353
Other current assets	6,811	3,171
Assets held for sale	—	278
Total current assets	197,018	159,981
Property and equipment, net	45,285	33,053
Operating lease assets	8,489	—
Deferred tax assets, net	2,255	7,059
Intangible assets, net	50,695	42,415
Goodwill	81,576	66,262
Other assets	6,634	3,026
Total assets	$391,952	$311,796

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$23,406	$19,328
Accrued liabilities	38,720	40,736
Income tax payable	4,584	1,255
Liabilities held for sale	—	128
Current portion of long-term debt	12,211	13,174
Total current liabilities	78,921	74,621
Long-term debt	137,476	146,516
Long-term operating lease liabilities	4,965	—
Deferred tax liabilities	3,508	1,297
Other liabilities	1,192	722
Total liabilities	226,062	223,156

Commitments and contingencies (Note 15)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,332,271 and 34,383,350 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	4	3
Additional paid-in capital	206,540	127,606
Accumulated other comprehensive income (loss)	2,087	(1,917)
Accumulated deficit	(42,741)	(37,052)
Total shareholders’ equity	165,890	88,640
Total liabilities, mezzanine equity and shareholders' equity	$391,952	$311,796

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2022 and 2021

(In thousands, except for share and per share amounts)

	2022	2021
Net sales	$457,837	$427,288
Cost of goods sold	282,159	256,598
Gross profit	175,678	170,690
Operating expenses
Selling, general and administrative	153,288	114,962
Restructuring and transaction costs	4,355	3,430
Related party expense	1,478	579
Other general income	(159)	—
Total operating expenses	158,962	118,971
Operating income	16,716	51,719
Other expense
Interest expense	(6,206)	(16,425)
Loss on extinguishment of debt	—	(15,155)
Other expense, net	(1,137)	(947)
Total other expense, net	(7,343)	(32,527)
Income before provision for income taxes	9,373	19,192
Provision for income taxes	(3,553)	(6,531)
Net income	$5,820	$12,661

Net income per share:
Basic	$0.16	$0.44
Diluted	$0.16	$0.44
Weighted average shares outstanding:
Basic	36,109,844	28,598,692
Diluted	36,122,374	28,598,692

Net income	$5,820	$12,661
Other comprehensive income:
Unrealized holding gains, net of tax(1)	6,444	767
Reclassification adjustments for gains included in net loss, net of tax(2)	(618)	146
Total unrealized gains on interest rate swaps, net of tax	5,826	913
Foreign currency translation adjustments, net of tax(3)	(1,822)	30
Other comprehensive income	4,004	943
Comprehensive income, net of tax	$9,824	$13,604

(1) Net of income tax expense of $2,148 and $256 for the years ended December 31, 2022 and 2021, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and are included in Interest expense above. Amount is net of income tax benefit of $206 and income tax expense of $49 for the years ended December 31, 2022 and 2021, respectively.

(3) Net of income tax expense of $587 and $24 for the years ended December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,820	$12,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,651	13,718
Amortization of original issue discount and debt issue costs	740	3,193
Amortization of inventory step-up	4,255	—
Loss on extinguishment of debt	—	15,155
Deferred income taxes	(1,087)	4,772
Stock-based compensation	31,858	355
Gain on sale of fixed assets	(170)	—
Provision for (recoveries from) losses on accounts receivable	417	(188)
Foreign exchange loss	1,517	102
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(11,536)	(4,641)
Inventories	1,162	(3,189)
Prepaid expenses and other assets	(7,711)	(4,564)
Accounts payable and other liabilities	5,493	2,720
Net cash provided by operating activities	46,409	40,094
Cash Flows From Investing Activities:
Purchase of property and equipment	(4,494)	(2,832)
Proceeds from disposition of property and equipment	411	—
Business acquisitions, net of cash acquired	(55,543)	—
Net cash used in investing activities	(59,626)	(2,832)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	43,000	257,980
Principal payments on revolving credit facilities	(43,000)	(258,612)
Proceeds from term loans	—	198,716
Principal payments on term loans	(10,116)	(266,000)
Proceeds from insurance premium financing	3,989	5,010
Principal payments on insurance premium financing	(4,952)	(3,061)
Payment of capital leases	(25)	(43)
Payments for debt issuance costs	—	(2,198)
Payments on extinguishment of debt	—	(4,217)
Taxes paid in connection with employee stock transactions	(6,300)	—
Proceeds from initial public offering, net of underwriter discounts	—	83,421
Proceeds from secondary offering, net of underwriter discounts	56,329	—
Deferred offering costs	(2,953)	(4,841)
Dividends distributed	(11,509)	(12,751)
Net cash provided by (used in) financing activities	24,463	(6,596)
Effect of foreign exchange rates on cash and cash equivalents	183	318
Change in cash and cash equivalents	11,429	30,984
Cash and cash equivalents, beginning of period	33,857	2,873
Cash and cash equivalents, end of period	$45,286	$33,857
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$1,395	$1,158
Cash paid for interest	$6,109	$13,336
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$172	$197

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2022 and 2021

(In thousands, except for share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	12,661	12,661
Issuance of common stock in initial public offering, net of underwriter discounts and issuance costs	6,900,000	—	78,581	—	—	78,581
Dividends declared	—	—	—	—	(12,751)	(12,751)
Stock-based compensation	—	—	355	—	—	355
Foreign currency translation adjustments	—	—	—	30	—	30
Change in fair value of derivative instruments	—	—	—	913	—	913
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net income	—	—	—	—	5,820	5,820
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,550,000	1	53,376	—	—	53,377
Dividends declared	—	—	—	—	(11,509)	(11,509)
Stock-based compensation	—	—	30,706	—	—	30,706
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,300)	—	—	(6,300)
Foreign currency translation adjustments	—	—	—	(1,822)	—	(1,822)
Change in fair value of derivative instruments	—	—	—	5,826	—	5,826
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety and survivability products and other related products for the law enforcement, first responder and military markets. The business operates through 16 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, France and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) or average cost methods, or net realizable value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, indirect labor, manufacturing overhead and freight-in. The Company periodically reviews its inventories considering sales forecasts and historical experience to identify excess, close-out, or slow-moving items and makes provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value.

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

Leases

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists.  Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate.  Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the right-of-use (“ROU”) asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Goodwill and Intangible Assets

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The Company tests goodwill and intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment tests as of October 31st each year. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As of October 31, 2022 and 2021, the Company had three reporting units: Safariland, Med-Eng, and Distribution.

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

The Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test.

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

When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life. We did not have any events or circumstances indicating impairment of our long-lived assets for the years presented.

Accounts Payable

Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $188 and $670 of book cash overdrafts in excess of cash balances in such accounts as of December 31, 2022 and 2021, respectively. We include the change in book cash overdrafts in operating cash flows in the consolidated statements of cash flows.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Year ended December 31,
	2022	2021
Beginning accrued warranty expense	$1,256	$1,133
Current period claims	(278)	(399)
Provision for current period sales	256	522
Ending accrued warranty expense	$1,234	$1,256

Cost of Goods Sold

Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, shipping costs, reimbursable research and development costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

Selling, General & Administrative Expenses

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, professional services, marketing and advertising expense, research and development, depreciation and amortization, and impairment charges.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses primarily consist of marketing, promotions, catalog and trade show expenses and were $4,711 and $3,120 during the years ended December 31, 2022 and 2021, respectively. Advertising expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Research and Development

Research and development expenses are expensed as incurred and included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. Total research and development costs were $7,086 and $6,460 for the years ended December 31, 2022 and 2021, respectively.

In addition, the Company incurs research and development expenses related to reimbursable development contracts. Contractual research and development expenses are included in cost of goods sold in the Company’s consolidated statements of operations and comprehensive income and were $1,639 and $5,895 for the years ended December 31, 2022 and 2021, respectively.

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

Stock-Based Compensation

The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. The fair value of restricted stock awards is measured based on the closing market value of the Company’s common stock on the date of the grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award has been estimated as of the date of grant using a Monte-Carlo pricing model. The Company recognizes the cost of the stock-based awards on a straight-line basis over the requisite service period of the award and recognizes forfeitures in the period they occur. Stock options granted have contractual terms of up to ten years. Upon vesting of restricted stock awards, the Company issues shares from those authorized and reserved for issuance.

Derivatives

The Company mitigates the impact of changes in interest rates with interest rate swaps that are accounted for as designated hedges pursuant to ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Changes in the fair value of derivatives that are not elected for hedge accounting treatment are recorded immediately into earnings.

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

Restructuring Costs

Restructuring costs consist primarily of termination benefits and relocation of employees, termination of operating leases and other contracts related to consolidating or closing facilities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Nonretirement Postemployment Benefits (“ASC 712”) in the recording of severance costs. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates those actions to employees and other applicable criteria. Severance costs accounted for under ASC 712 are recognized when it is probable that employees are entitled to benefits and the amount could be reasonably estimated. Other exit costs are accounted for under ASC 420 and are either deferred or expensed as incurred based on the nature of the expense.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant estimates are used in the evaluation of the need for a valuation allowance including estimates regarding future taxable income. Changes to those estimates could impact management’s conclusions regarding the need for valuation allowances on some or all of the deferred tax assets. The Company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income (loss) once the reason the tax effects were established ceases to exist.

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

Further information regarding the Company’s tax positions is included in Note 16, Income Taxes.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity of the Company that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income.

Foreign Currency

Translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the consolidated balance sheets.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Transaction

Transactions denominated in foreign currency are recorded at the exchange rate on the date of each transaction. Realized gains and losses on foreign currency transactions are included in other income, net in the consolidated statements of operations and comprehensive income, except on certain intercompany balances which the Company has determined are of a long-term investment nature, which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. Monetary assets and liabilities are remeasured at the balance sheet date at end-of-period exchange rates. Unrealized gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other expense, net in the consolidated statements of operations and comprehensive income in the period in which they occur.

Net Income per Share

Basic income or loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income or loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. The calculation of weighted average shares outstanding and net income per share are as follows:

	Year ended December 31,
	2022	2021
Net income	$5,820	$12,661

Weighted average shares outstanding - basic	36,109,844	28,598,692
Effect of dilutive securities:
Stock-based awards	12,530	—
Weighted average shares outstanding - diluted	36,122,374	28,598,692
Net income per share:
Basic	$0.16	$0.44
Diluted	$0.16	$0.44

There were no dilutive instruments outstanding for the year ended December 31, 2021.

Risk and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States and foreign countries are mitigated by banking with federally insured, creditworthy institutions. As of December 31, 2022 and 2021, the Company had deposits of $10,142 and $7,593, respectively, at foreign financial institutions.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued additional guidance which extends the effective date of ASU 2016-02 for emerging growth companies to begin in fiscal years beginning after December 15, 2021. We adopted ASU 2016-02 prospectively on January 1, 2022. As part of the adoption, we elected the package of practical expedients which permits us under the new standard not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for all our leases. In addition, we elected the use of hindsight to determine the lease term of its leases and applied its incremental borrowing rate based on the remaining term of its leases as of the adoption date. The impact upon adoption, on January 1, 2022, resulted in the recognition of operating right-of-use assets of $11,769, and operating lease liabilities of $12,029 on our consolidated balance sheet. Refer to Note 17, Leases, for further discussion.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard on January 1, 2022, which did not result in a material impact on our consolidated financial statements and related disclosures.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period. Currently, management does not believe that the impact of transitioning from LIBOR to SOFR will have a material effect on the interest rates of the company.

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Radar were $627, of which $204 was incurred and recognized during the year ended December 31, 2022.

Total consideration, net of cash acquired, was $19,365 for 100% of the equity interests in Radar. The total consideration was as follows:

Cash paid	$20,844
Less: cash acquired	(1,479)
Total consideration, net	$19,365

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation and during the measurement period, we have increased goodwill by $390 for revisions made to cash paid, inventory acquired and deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Radar acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$19,365

Accounts receivable	$2,347
Inventories	1,874
Prepaid expenses	682
Other current assets	665
Property and equipment	3,053
Intangible assets	10,200
Goodwill	7,101
Total assets acquired	25,922
Accounts payable	1,120
Deferred tax liabilities	2,787
Accrued liabilities	2,106
Long-term debt	544
Total liabilities assumed	6,557
Net assets acquired	$19,365

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

The full amount of goodwill of $7,101 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Radar prior to the acquisition. Radar revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our consolidated financial statements.

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

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Cyalume were $3,546 for the year ended December 31, 2022.

Total consideration, net of cash acquired, was $36,178 for 100% of the equity interests in Cyalume. The total consideration was as follows:

Cash paid	$38,012
Less: cash acquired	(1,834)
Total consideration, net	$36,178

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation, we have increased goodwill by $2,460 for revisions made to cash paid as a result of a working capital settlement and deferred income taxes for certain book and tax basis differences as we completed the tax return filings for the pre-acquisition period. The fair value measurements of identifiable assets, specifically property and equipment, liabilities, and the resulting goodwill related to the Cyalume acquisition are subject to change as we complete our valuation process and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

recorded as goodwill. Goodwill for the Cyalume acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$36,178

Accounts receivable	$3,302
Inventories	10,908
Prepaid expenses	255
Other current assets	10
Property and equipment	11,701
Intangible assets	8,300
Goodwill	9,101
Total assets acquired	43,577
Accounts payable	1,080
Deferred tax liabilities	4,454
Accrued liabilities	1,577
Other long-term liabilities	288
Total liabilities assumed	7,399
Net assets acquired	$36,178

In connection with the acquisition, the Company acquired exclusive rights to Cyalume’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$3,900	15
Technology	3,600	10
Trademarks	800	Indefinite
Total	$8,300

The full amount of goodwill of $9,101 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Cyalume prior to the acquisition. Cyalume revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

The following is a reconciliation of the changes in our allowance for doubtful accounts during fiscal 2022 and 2021:

	Year ended December 31,
	2022	2021
Beginning allowance for doubtful accounts	$645	$1,113
Provision	417	(188)
Write-offs	(138)	(280)
Ending allowance for doubtful accounts	$924	$645

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

4.	DISPOSITIONS AND ASSETS AND LIABILITIES HELD FOR SALE

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

In November 2022, the Company completed the sale of our Daventry, UK facility for a net sales price of $411, resulting in a gain of $170, which is included in other general income in the consolidated statements of operations and comprehensive income for the year ended December 31, 2022.

5.	REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Year ended December 31,
	2022	2021
U.S. state and local agencies (a)	$250,680	$231,095
Commercial	45,357	34,860
U.S. federal agencies	51,165	47,575
International	106,593	107,503
Other	4,042	6,255
Net sales	$457,837	$427,288

(a) Includes all Distribution sales

	Year ended December 31,
	2022	2021
United States	$351,244	$319,785
International	106,593	107,503
Net sales	$457,837	$427,288

Revenue by product is not disclosed, as it is impractical to do so.

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations which are satisfied at a future point of time. Contract liabilities are derecognized when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $4,615 and $10,949, as of December 31, 2022 and 2021, with $8,324 of the 2021 contract liabilities being recognized in revenue during the year ended December 31, 2022.

Remaining Performance Obligations

As of December 31, 2022, we had $19,997 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2022. We expect to recognize 52% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

6.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 11)	$8,985	$—	$8,985	$—	$1,607	$—	$1,607	$—

Liabilities:
Interest rate swap (Note 11)	—	—	—	—	389	—	389	—

There were no transfers of assets or liabilities between levels during the years ended December 31, 2022 and 2021.

7.	INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Finished goods	$25,208	$28,707
Work-in-process	7,466	4,053
Raw materials and supplies	37,599	31,218
Total	$70,273	$63,978
8.

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2022	2021
Land	$7,545	$4,620
Building and improvements	22,992	17,556
Furniture and fixtures	1,400	1,209
Computer hardware and software	24,140	23,547
Machinery and equipment	28,464	21,795
Construction in progress	3,438	1,497
	87,979	70,224
Less accumulated depreciation	(42,694)	(37,171)
Total	$45,285	$33,053

The Company recorded depreciation expense of $6,851 and $5,143 for the years ended December 31, 2022 and 2021, respectively, of which $3,433 and $2,144 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2022 and 2021:

	Product	Distribution	Total
Balance, December 31, 2020	$63,698	$2,616	$66,314
Foreign currency translation adjustments	(52)	—	(52)
Balance, December 31, 2021	$63,646	$2,616	$66,262
Radar acquisition	6,711	—	6,711
Cyalume acquisition	6,641	—	6,641
Measurement period adjustments	2,850	—	2,850
Foreign currency translation adjustments	(888)	—	(888)
Balance, December 31, 2022	$78,960	$2,616	$81,576

Impairment of Goodwill

No impairment losses were recorded during the years ended December 31, 2022 and 2021. Gross goodwill and accumulated impairment losses was $89,161 and $7,585 as of December 31, 2022 and $73,847 and $7,585, respectively, as of December 31, 2021.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets, net of amortization, as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$85,847	$(59,122)	$26,725	11
Technology	15,629	(11,309)	4,320	8
Tradenames	6,484	(4,254)	2,230	4
Non-compete agreements	973	(973)	—	4
	$108,933	$(75,658)	$33,275
Indefinite lived intangibles:
Tradenames	17,420	—	17,420	Indefinite
Total	$126,353	$(75,658)	$50,695

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

The Company recorded amortization expense of $8,800 and $8,575 for the years ended December 31, 2022 and 2021, respectively, of which $439 and $666 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

The estimated amortization expense for definite-lived intangible assets for the next five years and thereafter is presented below:

2023	$7,719
2024	5,015
2025	3,060
2026	2,665
2027	2,490
Thereafter	12,326
Total	$33,275
10.

10.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Accrued expenses	$3,656	$3,226
Accrued compensation and payroll tax	20,420	19,227
Accrued interest payable	73	70
Accrued warranty expense	1,234	1,256
Deferred revenue and customer credit balances	5,937	12,605
Current lease liabilities	3,773	—
Other accrued liabilities	3,627	4,352
Total	$38,720	$40,736
11.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

11.	DEBT

The Company’s debt is as follows:

	December 31, 2022	December 31, 2021
Short-term debt:
Insurance premium financing	$2,211	$3,174
Current portion of term loan	10,000	10,000
	$12,211	$13,174
Long-term debt:
Revolver	—	—
Term loan	138,564	148,564
Other	512	—
	$139,076	$148,564
Unamortized debt discount and debt issuance costs	(1,600)	(2,048)
Total long-term debt, net	$137,476	$146,516

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs as of December 31, 2022:

2023	$10,000
2024	10,128
2025	10,128
2026	118,692
2027	128
Thereafter	—
Total principal payments	$149,076

New Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (as amended by the Second Amendment to Credit Agreement, dated as of December 14, 2022, collectively, the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200,000 under a term loan (the “Term Loan”), and (ii) may borrow up to $100,000 under a revolving credit facility (including up to $15,000 for letters of credit and up to $10,000 for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The New Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a loss on debt extinguishment of $15,155 for the year ended December 31, 2021 related to early extinguishments fees and the write-off of unamortized debt discount and debt issuance costs.

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

As of December 31, 2022 and 2021, the Company had an unamortized debt discount of $748 and $956 and unamortized debt issuance costs of $851 and $1,092, respectively, included as an offset to debt in the consolidated balance sheets.

There were no amounts outstanding under any revolving loans as of December 31, 2022 and 2021. As of December 31, 2022, there were $2,355 in outstanding letters of credit and $97,645 of availability.

As of December 31, 2022 and 2021, the term loan outstanding principal balance was $148,564 and $158,564 and bore interest at 6.14% and 2.61%, respectively.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2022 and 2021.

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

Short-Term Debt

In July 2021, the Company entered into a short-term loan facility for insurance premiums with Aon Premium Finance for $3,436 with a maturity date of June 27, 2022. The loan had fixed annual interest of 3.75% on the outstanding balance and required monthly payments of principal and interest of $318. As of December 31, 2021, $1,889 was outstanding.

In July 2021, the Company entered into a short-term loan facility for insurance premiums with IPFS Corporation for $410 with a maturity date of June 27, 2022. The loan had fixed annual interest of 1.98% on the outstanding balance and required monthly payments of principal and interest of $37. As of December 31, 2021, $221 was outstanding.

In November 2021, the Company entered into a short-term loan facility for insurance premiums with IPFS Corporation for $1,183 with a maturity date of October 4, 2022. The loan had fixed annual interest of 1.98% on the outstanding balance and required monthly payments of principal and interest of $108. As of December 31, 2021, $1,064 was outstanding.

In July 2022, the Company entered into a short-term loan facility for insurance premiums with AFCO Credit Corporation for $3,989 with a maturity date of June 27, 2023. The loan has fixed annual interest of 5.75% on the outstanding balance and requires monthly payments of principal and interest of $373. As of December 31, 2022, $2,211 was outstanding.

Fair Value of Debt

The fair value of our Term Loan is based upon established market prices for the securities using Level 2 inputs. The fair value of our Term Loan as of December 31, 2022 was $151,530 compared to its carrying value of $148,563. The Company classifies its long-term debt within Level 2 of the fair value hierarchy

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2022, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive or make payments based on the 1-month LIBOR (approximately 4.38% as of December 31, 2022).

During the year ended December 31, 2022, there were no interest rate swap agreements that expired.

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

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet accounts	December 31, 2022	December 31, 2021
Other current assets	$3,619	$—
Other assets	$5,366	$1,607
Accrued liabilities	$—	$389

A cumulative gain, net of tax, of $6,739 and $913 is recorded in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021, respectively.

The amount of gain, net of tax, recognized in other comprehensive income for the years ended December 31, 2022 and 2021 was $6,444 and $767, respectfully. There was $618, net of tax, reclassified from accumulated other comprehensive income (loss) into earnings for the year ended December 31, 2022.

As of December 31, 2022, approximately $3,646 is expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

12.	SHAREHOLDERS’ EQUITY

Initial Public Offering

On November 3, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares, which included 900,000 shares that were offered and sold pursuant to the full exercise of the underwriters’

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

over-allotment option, of common stock at a public offering price of $13.00 per share. The Company’s net proceeds from the sale of shares in the IPO was $78,581 after underwriter discounts and commissions, fees and expenses of $11,119, of which $2,250 was paid to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer.

Secondary Offering

On June 9, 2022, the Company completed a secondary offering in which the Company issued and sold 2,250,000 shares of common stock at a price of $23.50 per share. The Company’s net proceeds from the sale of shares were $46,987 after underwriter discounts and commissions, fees and expenses of $2,715, of which $2,000 was paid to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer.

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

On November 11, 2021, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.08 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.32 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s board of directors. Our Quarterly Cash Dividends totaled $11,509 and $2,751 for the years ended December 31, 2022 and 2021, respectively.

13.	STOCK-BASED COMPENSATION

2021 Phantom Restricted Share Plan

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

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event. In addition, the board of directors approved the settlement of vested and unvested units in common stock rather than cash, which resulted in a change in classification of the outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There were 632,500 units that vested March 18, 2022 and 791,667 units that will vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $22,100 on March 9, 2022, the date the performance condition became probable.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

A summary of our phantom award activity for the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	1,433,500	$—
Granted	—	—
Vested	(632,500)	23.45
Forfeited	(9,333)	23.45
Outstanding at December 31, 2022	791,667	$23.45

The total fair value of phantom awards vested in 2022 was $22,649.

Compensation cost related to phantom awards was $28,578 for the year ended December 31, 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2022, there was $4,679 of unrecognized compensation cost related to phantom awards, which is expected to be recognized over a weighted-average period of 1.2 years.

2021 Stock Incentive Plan

In November 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary companies’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary companies’ employees and consultants. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 9,650,000 shares. As of December 31, 2022, 4,418 shares of common stock were reserved and available for issuance under the 2021 Plan.

Market Condition Restricted Shares

On November 4, 2021, the Company issued and granted to certain employees a total of 2,600,000 RSUs under the 2021 Plan, of which 2,600,000 RSUs will vest if, on or before November 8, 2031, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $40.00 per share for twenty consecutive trading days. For computing the fair value of the 2,600,000 RSUs with a market condition, the fair value of the RSU grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

2021
Number issued	2,600,000
Vesting period	$40.00 stock price target
Grant price (per share)	$4.65
Dividend yield	0.0%
Expected volatility	32.08%
Risk-free interest rate	1.59%
Expected term (years)	5.67
Weighted average fair value (per share)	$4.65

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

A summary of our market condition RSU activity for the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	2,600,000	$4.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2022	2,600,000	$4.65

Compensation cost related to market condition RSUs was $2,132 for the year ended December 31, 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2022, there was $9,602 of unrecognized compensation cost related to market condition RSUs, which is expected to be recognized over a weighted-average period of 4.5 years.

Stock Options

During the year ended December 31, 2022, the Company issued stock options for an aggregate of 373,479 shares under the 2021 Plan to directors and employees of the Company. The options issued during the year ended December 31, 2022 generally vest and become exercisable over a period of one to three years and expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2022
Number issued	373,479
Vesting period	1 - 3 years
Grant price (per share)	$23.45 - $23.70
Dividend yield	1.35% - 1.36%
Expected volatility	33.22%
Risk-free interest rate	1.12%
Expected term (years)	4.61 - 6.00
Weighted average fair value (per share)	$6.69

A summary of our stock option activity for the year ended December 31, 2022 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic	Remaining Contractual
	Options	Exercise Price	Value	Life (in years)
Outstanding at December 31, 2021	—	$—	$—	—
Granted	373,479	23.46	—	10.0
Exercised	—	—	—	—
Forfeited	(5,868)	23.45	—	9.6
Outstanding at December 31, 2022	367,611	$23.46	$—	9.2

Fully vested options outstanding at December 31, 2022	64,000	$23.51	$—	9.2

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

There were no options exercisable as of December 31, 2022 as the exercise price of all outstanding options was greater than the closing stock price.

Compensation cost related to stock options was $974 for the year ended December 31, 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2022, there was $1,486 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

During the year ended December 31, 2022, the Company granted 85,108 RSUs under the 2021 Plan to employees of the Company. The RSUs will vest in three equal installments over a three-year period from the date of grant and have a grant date fair value of the closing stock price of the Company on the date of grant.

A summary of our RSU activity for the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	—	$—
Granted	85,108	23.45
Vested	—	—
Forfeited	(1,614)	23.45
Outstanding at December 31, 2022	83,494	$23.45

Compensation cost related to RSUs was $531 for the year ended December 31, 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2022, there was $1,427 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

14.	COMPENSATION AND DEFINED CONTRIBUTION PLANS

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

Contribution to the plans are made by both the employee and the Company. The Company’s contributions to the plans was $3,198 and $1,780 for the years ended December 31, 2022 and 2021, respectively.

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

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

On March 9, 2022, the Company’s board of directors approved the common stock settlement of vested awards of the long-term incentive plan. The board of directors also approved the option to settle unvested awards in common stock. Modification accounting was not applied as this change did not affect the fair value of the awards, vesting conditions, or the liability classification of the awards.

Total compensation expense related to this plan was $1,369 and $2,162 for the years ended December 31, 2022 and 2021, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income.

15.	COMMITMENTS AND CONTINGENCIES

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

16.	INCOME TAXES

Consolidated income from continuing operations before provision for income taxes consisted of the following:

	Year ended December 31,
	2022	2021
U.S. operations	$6,455	$18,243
Foreign operations	2,918	949
Income before provision for income taxes	$9,373	$19,192

The provision for income taxes is detailed below:

	Year ended December 31,
	2022	2021
Current tax provision:
Federal	$2,711	$—
State	624	907
Foreign	1,305	852
Total current provision	4,640	1,759
Deferred tax (benefit) provision:
Federal	(24)	4,704
State	(5)	897
Foreign	(1,058)	(829)
Total deferred (benefit) provision	(1,087)	4,772
Total provision for income taxes	$3,553	$6,531

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements:

	Year ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	5.6	8.4
Change in valuation allowance	—	0.8
Current year tax credits	(6.5)	(4.7)
Difference between foreign and federal tax rate	5.4	2.8
Permanent items	12.2	5.2
Reserve for uncertain tax positions	0.5	—
Other	(0.3)	0.5
Effective tax rate	37.9%	34.0%

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

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The tax effects of temporary differences giving rise to significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and other carry forwards	$7,335	$12,477
Accrued liabilities	3,351	3,831
Reserves and other	3,039	2,265
263A uniform capitalization costs	201	657
Other deferred tax assets	5,232	1,911
Total deferred tax assets	19,158	21,141
Valuation allowance	(1,888)	(1,890)
Net deferred tax assets	17,270	19,251
Deferred tax liabilities:
Intangibles	(5,789)	(2,624)
Depreciation	(4,447)	(3,403)
Goodwill	(7,560)	(6,594)
Other	(727)	(868)
Total deferred tax liabilities	(18,523)	(13,489)
Total deferred income taxes	$(1,253)	$5,762

In assessing the realizability of deferred income tax assets, the Company performs an evaluation of whether it is more likely than not that some portion, or all, of its deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Based on its current evaluation, the Company determined it was appropriate to decrease its valuation allowance by $2 for the year ended December 31, 2022.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

As of December 31, 2022, the Company had net operating loss carryforwards that expire in varying amounts beginning in 2023 through 2038 and tax credit carryforwards that expire in varying amounts beginning in 2023 through 2037.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect the Company’s effective tax rate was $1,986. A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
	2022	2021
Beginning unrecognized tax benefits	$2,090	$2,122
Current period unrecognized tax benefits	39	(32)
Foreign currency fluctuations	(143)	—
Ending unrecognized tax benefits	$1,986	$2,090

The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense. No amounts representing penalties and interest were recorded as income tax expense during the years ended December 31, 2022 and 2021. The Company had no interest or penalties accrued in the consolidated balance sheets as of December 31, 2022 and 2021.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of December 31, 2022, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. One of the Company’s Canadian subsidiaries underwent an examination of its tax filings for the period June 1, 2016 through December 31, 2017. In January 2022, the Company received notification that the Canadian tax authority has completed its examination and proposed no changes to the tax filings.

17.LEASES

The Company leases certain manufacturing and office space, retail locations, and equipment. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has elected not to recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Our operating leases have remaining contractual terms of up to five years, some of which include options to extend the leases for up to five years.

The amount of assets and liabilities related to our operating leases were as follows:

	Balance sheet accounts	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$8,489

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,773
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	4,965
Total lease liabilities		$8,738

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the consolidated statements of comprehensive income. The components of lease expense were as follows:

December 31, 2022
Fixed operating lease costs(1)	$4,047
Variable operating lease costs	1,329
Total	$5,376

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

December 31, 2022
Weighted average remaining lease term (years):
Operating leases	2.62

Weighted average discount rate:
Operating leases	2.96%

The approximate future minimum lease payments under operating leases as of December 31, 2022 are as follows:

2023	$4,012
2024	2,958
2025	1,560
2026	513
2027	75
Thereafter	—
Total future lease payments	9,118
Less: Amount representing interest	(380)
Present value of lease liabilities	$8,738

Future minimum lease payments required under non-cancelable operating leases as of December 31, 2021 are as follows:

2022	$4,293
2023	3,853
2024	2,725
2025	1,391
2026	406
Thereafter	35
Total minimum lease payments	$12,703

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

Supplemental cash flow information related to leases is as follows:

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,047

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—

18.RELATED PARTY TRANSACTIONS

The Company leases several distribution warehouses and retail stores from related parties. During the years ended December 31, 2022 and 2021 the Company made payments and recorded rent expense related to these leases of $478 and $579 respectively which are included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2022, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chairman of the Board:

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

For the year ended December 31, 2021, the Company made the following payments to Kanders & Company, Inc.:

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

19.RESTRUCTURING

During the year ended December 31, 2021, the Company initiated and completed a plan to consolidate operations in the U.K. and incurred and paid $395 of restructuring changes.

Restructuring expenses are included within restructuring and transactions costs in the Company’s consolidated statements of operations and comprehensive income.

20.SEGMENT DATA

Our operations are comprised of two reportable segments: Product and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

allocation decisions and assesses operating performance. Senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as gross profit. The CODM is not provided asset information or operating expenses by segment.

	Year ended December 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$385,423	$97,106	$(24,692)	$457,837
Cost of goods sold	230,245	76,633	(24,719)	282,159
Gross profit	$155,178	$20,473	$27	$175,678

	Year ended December 31, 2021
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$362,189	$90,043	$(24,944)	$427,288
Cost of goods sold	213,881	67,649	(24,932)	256,598
Gross profit	$148,308	$22,394	$(12)	$170,690
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

On May 4, 2022, the Company completed the acquisition of Cyalume. Management excluded Cyalume from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Cyalume’s financial statements constitute 11% of total assets (excluding goodwill and intangible assets, which are included within the assessment) and 4% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

The Company acquired Cyalume on May 4, 2022 and is currently in the process of integrating the internal controls over financial reporting at Cyalume. Except for the continued integration of Cyalume, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has adopted a Code of Business Conduct and ethics that applies to all of its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, controller and internal audit staff of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.cadre-holdings.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by this Item 10 of Form 10-K will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference

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

2.1

Stock Purchase Agreement dated May 3, 2022, by and between Safariland, LLC and Cyalume Technologies Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2022).

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

10.01	Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.02	Form of Award Agreement under the Safariland Group Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.03

Safariland Group 2021 Amended and Restated Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 3, 2021). +

10.04

Form of Award Agreement under the Safariland Group 2021 Amended and Restated Phantom Restricted Share Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.05	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.06	Form of Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.07	Form of Stock Award Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.08	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.09

Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.10

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated September 1, 2021 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.11

Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.12

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated September 1, 2021 (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.13

Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.14

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated September 1, 2021 (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.15

Credit Agreement, dated July 23, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 27, 2021).

10.16

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

10.17*

Second Amendment to Credit Agreement, dated December 14, 2022, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto.*

10.18

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

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

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2023.

CADRE HOLDINGS, INC.

By:	/s/ Blaine Browers
Blaine Browers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Warren B. Kanders	Chief Executive Officer
Warren B. Kanders	(Principal Executive Officer)

/s/ Blaine Browers	Chief Financial Officer
Blaine Browers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hamish Norton	Director
Hamish Norton

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ William Quigley	Director
William Quigley

/s/ Deborah A. DeCotis	Director
Deborah A. DeCotis