Form 10-Q
period 2023-03-31
Cadre Holdings, Inc.
filed 2023-05-09
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

or

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2023, there were 37,586,031 shares of common stock, par value $0.0001, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Other risks and uncertainties are and will be disclosed in our prior and future filings with the Securities and Exchange Commission (“SEC”) and this information should be read in conjunction with the Consolidated Financial Statements included in this Report.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$48,294	$45,286
Accounts receivable, net of allowance for doubtful accounts of $930 and $924, respectively	55,704	64,557
Inventories	76,343	70,273
Prepaid expenses	11,782	10,091
Other current assets	6,376	6,811
Total current assets	198,499	197,018
Property and equipment, net of accumulated depreciation and amortization of $44,840 and $42,694, respectively	45,095	45,285
Operating lease assets	7,691	8,489
Deferred tax assets, net	2,289	2,255
Intangible assets, net	48,761	50,695
Goodwill	81,292	81,576
Other assets	5,348	6,634
Total assets	$388,975	$391,952

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$27,313	$23,406
Accrued liabilities	32,899	38,720
Income tax payable	4,086	4,584
Current portion of long-term debt	11,119	12,211
Total current liabilities	75,417	78,921
Long-term debt	135,098	137,476
Long-term operating lease liabilities	4,204	4,965
Deferred tax liabilities	3,606	3,508
Other liabilities	1,200	1,192
Total liabilities	219,525	226,062

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,586,031 and 37,332,271 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	4	4
Additional paid-in capital	206,451	206,540
Accumulated other comprehensive income	1,720	2,087
Accumulated deficit	(38,725)	(42,741)
Total shareholders’ equity	169,450	165,890
Total liabilities, mezzanine equity and shareholders' equity	$388,975	$391,952

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$111,748	$104,406
Cost of goods sold	65,130	64,217
Gross profit	46,618	40,189
Operating expenses
Selling, general and administrative	35,250	53,950
Restructuring and transaction costs	—	599
Related party expense	148	122
Total operating expenses	35,398	54,671
Operating income (loss)	11,220	(14,482)
Other expense
Interest expense	(1,641)	(1,490)
Other expense, net	364	(205)
Total other expense, net	(1,277)	(1,695)
Income (loss) before provision for income taxes	9,943	(16,177)
(Provision) benefit for income taxes	(2,941)	6,012
Net income (loss)	$7,002	$(10,165)

Net income (loss) per share:
Basic	$0.19	$(0.30)
Diluted	$0.19	$(0.30)
Weighted average shares outstanding:
Basic	37,373,529	34,446,318
Diluted	37,629,498	34,446,318

Net income (loss)	$7,002	$(10,165)
Other comprehensive income:
Unrealized holding (losses) gains, net of tax(1)	(426)	3,077
Reclassification adjustments for (losses) gains included in net income (loss), net of tax(2)	(647)	131
Total unrealized (loss) gain on interest rate swaps, net of tax	(1,073)	3,208
Foreign currency translation adjustments, net of tax(3)	706	(360)
Other comprehensive (loss) income	(367)	2,848
Comprehensive income (loss), net of tax	$6,635	$(7,317)

(1) Net of income tax benefit of $142 and income tax expense of $1,026 for the three months ended March 31, 2023 and 2022, respectively.

(2) Amounts reclassified to net income (loss) relate to gains on interest rate swaps and are included in Interest expense above. Amounts are net of income tax benefit of $215 and income tax expense of $44 for the three months ended March 31, 2023 and 2022, respectively.

(3) Net of income tax expense of $81 and income tax benefit of $18 for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$7,002	$(10,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,261	3,544
Amortization of original issue discount and debt issue costs	64	111
Deferred income taxes	183	(6,951)
Stock-based compensation	2,747	23,588
Gain on sale of fixed assets	(103)	—
Provision for losses on accounts receivable	40	45
Foreign exchange (gain) loss	(213)	253
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	9,075	(1,693)
Inventories	(5,830)	(2,956)
Prepaid expenses and other assets	(556)	3,158
Accounts payable and other liabilities	(3,948)	(18)
Net cash provided by operating activities	12,722	8,916
Cash Flows From Investing Activities:
Purchase of property and equipment	(781)	(950)
Proceeds from disposition of property and equipment	201	—
Business acquisitions, net of cash acquired	—	(19,787)
Net cash used in investing activities	(580)	(20,737)
Cash Flows From Financing Activities:
Principal payments on term loans	(2,500)	(2,506)
Principal payments on insurance premium financing	(1,092)	(1,474)
Payment of capital leases	—	(11)
Taxes paid in connection with employee stock transactions	(2,725)	(6,216)
Dividends distributed	(2,986)	(2,750)
Net cash used in financing activities	(9,303)	(12,957)
Effect of foreign exchange rates on cash and cash equivalents	169	798
Change in cash and cash equivalents	3,008	(23,980)
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$48,294	$9,877
Supplemental Disclosure of Cash Flows Information:
Cash paid (received) for income taxes, net	$3,141	$(100)
Cash paid for interest	$2,359	$1,282
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$238	$119

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	7,002	7,002
Dividends declared ($0.08 per share)	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	2,636	—	—	2,636
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Foreign currency translation adjustments	—	—	—	706	—	706
Change in fair value of derivative instruments	—	—	—	(1,073)	—	(1,073)
Balance, March 31, 2023	37,586,031	$4	$206,451	$1,720	$(38,725)	$169,450

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared ($0.08 per share)	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP" or “U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of the Company, its wholly owned subsidiaries, and other entities consolidated as required by GAAP. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s most recently completed annual consolidated financial statements. All adjustments considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 6)	$7,555	$—	$7,555	$—	$8,985	$—	$8,985	$—

Liabilities:
Interest rate swap (Note 6)	—	—	—	—	—	—	—	—

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2023 and 2022.

The carrying value of our long-term debt obligations approximates the fair value, as the long-term debt contains a floating interest rate component.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Three months ended March 31,
	2023	2022
Beginning accrued warranty expense	$1,234	$1,256
Current period claims	(34)	(116)
Provision for current period sales	150	93
Ending accrued warranty expense	$1,350	$1,233

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

	Three months ended March 31,
	2023	2022
Net income (loss)	$7,002	$(10,165)

Weighted average shares outstanding - basic	37,373,529	34,446,318
Effect of dilutive securities:
Stock-based awards	255,969	—
Weighted average shares outstanding - diluted	37,629,498	34,446,318
Net income (loss) per share:
Basic	$0.19	$(0.30)
Diluted	$0.19	$(0.30)

For the three months ended March 31, 2022, 886,108 restricted stock awards and 357,479 stock options were excluded from diluted weighted average shares outstanding because the impact would be anti-dilutive due to a net loss in the period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. In November 2019, the FASB issued additional guidance which extends the effective date of ASU 2016-13 for emerging growth companies to begin in fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which began to be phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied to applicable contract modifications through December 31, 2024. The Company is in the process of evaluating the optional relief guidance provided within this ASU but we expect to avail ourselves of certain optional expedients related to the cash flow hedges on our floating rate debt. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period. Currently, management does not believe that the impact of transitioning from LIBOR to SOFR will have a material impact on our consolidated financial statements.

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Radar were $627, of which $204 was incurred and recognized during 2022.

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

The full amount of goodwill of $7,101 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Radar prior to the acquisition. Radar revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our consolidated financial statements and consequently we have not included any pro-forma information.

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

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Cyalume were $3,546, all of which was incurred and recognized during 2022.

Total consideration, net of cash acquired, was $36,178 for 100% of the equity interests in Cyalume. The total consideration was as follows:

Cash paid	$38,012
Less: cash acquired	(1,834)
Total consideration, net	$36,178

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation, we have increased goodwill by $1,867 for revisions made to cash paid as a result of a working capital settlement, changes in assumptions used to fair value property and equipment, and deferred income taxes for certain book and tax basis differences as we complete the tax return filings for the pre-acquisition period. The fair value measurements of identifiable assets and liabilities, specifically deferred tax assets and liabilities, and the resulting goodwill related to the Cyalume acquisition, are subject to change as we complete our valuation process, and therefore the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Cyalume acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$36,178

Accounts receivable	$3,302
Inventories	10,908
Prepaid expenses	255
Other current assets	10
Property and equipment	12,492
Intangible assets	8,300
Goodwill	8,508
Total assets acquired	43,775
Accounts payable	1,080
Deferred tax liabilities	4,652
Accrued liabilities	1,577
Other long-term liabilities	288
Total liabilities assumed	7,597
Net assets acquired	$36,178

In connection with the acquisition, the Company acquired exclusive rights to Cyalume’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$3,900	15
Technology	3,600	10
Trademarks	800	Indefinite
Total	$8,300

The full amount of goodwill of $8,508 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Cyalume prior to the acquisition. Cyalume revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our consolidated financial statements and consequently we have not included any pro-forma information.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three months ended March 31,
	2023	2022
U.S. state and local agencies (a)	$66,502	$57,923
Commercial	10,077	11,034
U.S. federal agencies	14,127	7,914
International	20,432	27,019
Other	610	516
Net sales	$111,748	$104,406

(a) Includes all Distribution sales

	Three months ended March 31,
	2023	2022
United States	$91,316	$77,387
International	20,432	27,019
Net sales	$111,748	$104,406

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are reversed into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $4,257 and $4,615 as of March 31, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended March 31, 2023 from amounts included in contract liabilities as of December 31, 2022 was $1,805.

Remaining Performance Obligations

As of March 31, 2023, we had $26,731 of remaining performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of March 31, 2023. We expect to recognize approximately 67% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Finished goods	$27,583	$25,208
Work-in-process	8,751	7,466
Raw materials and supplies	40,009	37,599
Total	$76,343	$70,273

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2023:

	Product	Distribution	Total
Balance, December 31, 2022	$78,960	$2,616	$81,576
Measurement period adjustments	(593)	—	(593)
Foreign currency translation adjustments	309	—	309
Balance, March 31, 2023	$78,676	$2,616	$81,292

Gross goodwill and accumulated impairment losses was $88,877 and $7,585, respectively, as of March 31, 2023 and $89,161 and $7,585, respectively, as of December 31, 2022.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,181	$(60,974)	$25,207	11
Technology	16,010	(11,835)	4,175	8
Tradenames	6,545	(4,583)	1,962	4
Non-compete agreements	986	(986)	—	4
	$109,722	$(78,378)	$31,344
Indefinite lived intangibles:
Tradenames	17,417	—	17,417	Indefinite
Total	$127,139	$(78,378)	$48,761

	December 31, 2022
				Weighted
		Accumulated		Average
	Gross	amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$85,847	$(59,122)	$26,725	11
Technology	15,629	(11,309)	4,320	8
Tradenames	6,484	(4,254)	2,230	4
Non-compete agreements	973	(973)	—	4
	$108,933	$(75,658)	$33,275
Indefinite lived intangibles:
Tradenames	17,420	—	17,420	Indefinite
Total	$126,353	$(75,658)	$50,695

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Company recorded amortization expense of $2,328 and $2,157 for the three months ended March 31, 2023 and 2022, respectively, of which $162 and $50 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods.

The estimated amortization expense for definite-lived intangible assets for the remaining nine months of 2023, the next four years and thereafter is as follows:

Remainder of 2023	$5,508
2024	5,055
2025	3,091
2026	2,695
2027	2,517
Thereafter	12,478
Total	$31,344

6.    DEBT

The Company’s debt is as follows:

	March 31, 2023	December 31, 2022
Short-term debt:
Insurance premium financing	$1,119	$2,211
Current portion of term loan	10,000	10,000
	$11,119	$12,211
Long-term debt:
Revolver	—	—
Term loan	136,064	138,564
Other	523	512
	$136,587	$139,076
Unamortized debt discount and debt issuance costs	(1,489)	(1,600)
Total long-term debt, net	$135,098	$137,476

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining nine months of 2023, the next four years and thereafter:

Remainder of 2023	$7,500
2024	10,131
2025	10,131
2026	118,695
2027	130
Total principal payments	$146,587

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2021 Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200,000 under a term loan (the “Term Loan”), and (ii) may borrow up to $100,000 under a revolving credit facility (including up to $15,000 for letters of credit and up to $10,000 for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The 2021 Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of March 31, 2023 and December 31, 2022. As of March 31, 2023, there were $2,724 in outstanding letters of credit and $97,276 of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. The applicable margin for these borrowings ranges from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee ranges between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2022 until the quarter ended March 31, 2023, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

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

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or LIBOR, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2023 and December 31, 2022.

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

Interest Rate Swaps

In September 2021, we entered into an interest rate swap agreement to hedge forecasted monthly interest rate payments on our floating rate debt. As of March 31, 2023, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 4.85% as of March 31, 2023).

During the three months ended March 31, 2023, there were no interest rate swap agreements that expired.

We designated this Swap Agreement as a cash flow hedge. A portion of the amount included in accumulated other comprehensive income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreement is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreement.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated fair value of our Swap Agreement in the consolidated balance sheets was as follows:

Balance sheet accounts	March 31, 2023	December 31, 2022
Other current assets	$3,429	$3,619
Other assets	$4,126	$5,366

A cumulative gain, net of tax, of $5,666 and $6,739 as of March 31, 2023 and December 31, 2022, respectively, is recorded in accumulated other comprehensive income.

For the three months ended March 31, 2023 and 2022, a $426 loss, net of tax, and a $3,077 gain, net of tax, respectively, was recognized in other comprehensive (loss) income. There was $647 and $131 reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, approximately $3,451 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

7.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. In response, Safariland, LLC timely filed its notice of appeal with the United States Court of Appeals for the Seventh Circuit.  Safariland and Plaintiff have filed their appeal briefs, and oral arguments were held on October 25, 2022. A decision from the Seventh Circuit Court of Appeals remains pending. While any litigation contains an element of uncertainty, the Company believes it is reasonably possible, not probable, that the Company could incur losses related to this case, however, any losses would be indemnified by our insurance carrier under applicable policies.

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

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of March 31, 2023, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a separate Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 29.6% and 37.2%, respectively, and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan $144 and $384 for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Executive Compensation Plan

The Company maintains a cash-based executive compensation plan for certain employees. The Company’s board of directors awarded 1,433,500 interests in the plan (“units”). Each unit represents an unfunded and unsecured right, subject to certain conditions as set forth by the plan. One-third of the units granted to any holder vest on each of the first, second, and third anniversaries of March 18, 2021 during the term of such holder’s employment with the Company. Payment of a holder’s vested balance is dependent upon a transaction or series of related transactions constituting a qualifying exit event, as defined by the executive compensation plan. The plan will expire on March 18, 2025, at which time the plan and all awarded units will be terminated for no consideration if a qualifying exit event has not occurred before that date. If a qualifying exit event becomes probable, the fair value of the units would be the closing stock price of the Company on the day the qualifying exit event becomes probable and compensation expense would be recognized at that time.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event, in the cash-based executive compensation plan. In addition, the board of directors approved the settlement of the majority of vested and unvested units in common stock rather than cash, which resulted in a change in classification of those outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There were 632,500 units that vested on March 18, 2022 and 801,000 units that vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $22,100 in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss) on the modification date. Unrecognized compensation expense related to the unvested units was $11,516 as of the modification date.

10.     LEASES

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

The amount of assets and liabilities related to our operating leases were as follows:

	Balance sheet accounts	March 31, 2023
Assets:
Operating lease assets	Operating lease assets	$7,691

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,724
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	4,204
Total lease liabilities		$7,928

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the consolidated statements of comprehensive income. The components of lease expense were as follows:

March 31, 2023
Fixed operating lease costs(1)	$1,033
Variable operating lease costs	366
Total	$1,399

(1) Includes short-term leases, which are immaterial.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The weighted average remaining lease term and weighted average discount rate is as follows:

March 31, 2023
Weighted average remaining lease term (years):
Operating leases	2.44

Weighted average discount rate:
Operating leases	2.99%

The approximate future minimum lease payments under operating leases as of March 31, 2023 are as follows:

Remainder of 2023	$3,139
2024	2,945
2025	1,564
2026	517
2027	77
Thereafter	—
Total future lease payments	8,242
Less: Amount representing interest	(314)
Present value of lease liabilities	$7,928

Supplemental cash flow information related to leases is as follows:

March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$1,049

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $148 and $122 for the three months ended March 31, 2023 and 2022, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

12.     SEGMENT DATA

Our operations are comprised of two reportable segments: Product and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM is not provided asset information or operating expenses by segment.

	Three months ended March 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$93,194	$24,660	$(6,106)	$111,748
Cost of goods sold	52,608	$18,697	$(6,175)	65,130
Gross profit	$40,586	$5,963	$69	$46,618

	Three months ended March 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$85,386	$24,096	$(5,076)	$104,406
Cost of goods sold	51,120	18,172	(5,075)	64,217
Gross profit	$34,266	$5,924	$(1)	$40,189

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net sales	$111,748	$104,406
Net income (loss)	$7,002	$(10,165)
Adjusted EBITDA(1)	$18,592	$14,219
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income (loss), the most directly comparable U.S. GAAP financial measure.

Net sales increased by $7.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of recent acquisitions, armor and holster volume, and agency demand for hard goods, partially offset by a decrease from several large contractual explosive ordinance disposal orders fulfilled in the prior year.

Net income increased by $17.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of an increase in net sales and a decrease in stock compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Orders backlog	$136,954	$117,873

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

Orders backlog increased by $19.1 million as of March 31, 2023 compared to December 31, 2022, primarily due to increases of $6.1 million from large international orders for bomb suits, $5.6 million from large international orders for crowd control products, $2.9 million from higher demand for armor products, $1.8 million from large government orders for structural armor and $1.3 million driven by timing of large international holster orders.

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

The following table presents data from our results of operations for the three months ended March 31, 2023 and 2022 (in thousands unless otherwise noted):

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)	% Chg
Net sales	$111,748	$104,406	7.0
Cost of goods sold	65,130	64,217	1.4
Gross profit	46,618	40,189	16.0

Operating expenses
Selling, general and administrative	35,250	53,950	(34.7)
Restructuring and transaction costs	—	599	(100.0)
Related party expense	148	122	21.3
Total operating expenses	35,398	54,671	(35.3)
Operating income (loss)	11,220	(14,482)	(177.5)

Other expense
Interest expense	(1,641)	(1,490)	10.1
Other expense, net	364	(205)	(277.6)
Total other expense, net	(1,277)	(1,695)	(24.7)

Income (loss) before provision for income taxes	9,943	(16,177)	(161.5)
(Provision) benefit for income taxes	(2,941)	6,012	(148.9)

Net income (loss)	$7,002	$(10,165)	(168.9)

The following table presents segment data for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$93,194	$24,660	$(6,106)	$111,748
Cost of goods sold	52,608	$18,697	$(6,175)	65,130
Gross profit	$40,586	$5,963	$69	$46,618

	Three months ended March 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$85,386	$24,096	$(5,076)	$104,406
Cost of goods sold	51,120	18,172	(5,075)	64,217
Gross profit	$34,266	$5,924	$(1)	$40,189

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Net sales. Product segment net sales increased by $7.8 million, or 9.1%, from $85.4 million to $93.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increases of $6.0 million from recent acquisitions, $2.4 million from higher demand for armor products, $1.9 million from higher demand for duty gear holsters partially offset by a reduction of $3.6 million from large international contractual orders for explosive ordnance disposal products. Distribution segment net sales increased by $0.6 million, or 2.3%, from $24.1 million to $24.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $6.1 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $1.5, or 2.9%, from $51.1 to $52.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increased volume and increasing costs to manufacture product (principally material and labor). Product segment gross profit as a percentage of net sales increased by 342 basis points to 43.6% for the three months ended March 31, 2023 from 40.1% for the three months ended March 31, 2022, mainly driven by favorable pricing and productivity net of inflation. Distribution segment cost of goods sold increased by $0.5 million, or 2.9%, from $18.2 million to $18.7 million for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 40 basis points to 24.2% for the three months ended March 31, 2023 from 24.6% for the three months ended March 31, 2022, mainly driven by unfavorable channel mix with more volume going to agencies versus retail and ecommerce. Reconciling items consisting primarily of intercompany eliminations were $6.2 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, general and administrative. Selling, general and administrative decreased by $18.7 million, or 34.7%, for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to a $21.0 million decrease in stock-based compensation expense, slightly offset by recent acquisitions and an increase in employee compensation and related benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $0.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense.  Related party expense, which consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, was consistent period over period.

Interest expense. Interest expense increased by $0.2 million, or 10.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to increases in LIBOR.

Other expense, net. Other expense, net decreased by $0.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to gains on foreign currency transactions.

(Provision) benefit for income taxes. Income tax provision was $2.9 million for the three months ended March 31, 2023 compared to a tax benefit of $6.0 million for the three months ended March 31, 2022. The effective tax rate was 29.6% and 37.2% for the three months ended March 31, 2023 and 2022, respectively, and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision (benefit) for income tax. Adjusted EBITDA represents EBITDA that excludes

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

restructuring and transaction costs, other expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus and amortization of inventory step-up as these items do not represent our core operating performance.

EBITDA and Adjusted EBITDA are performance measures that we believe are useful to investors and analysts because they illustrate the underlying financial and business trends relating to our core, recurring results of operations and enhance comparability between periods. Adjusted EBITDA is considered by our board of directors and management as an important factor in determining performance-based compensation.

EBITDA and Adjusted EBITDA are not recognized measures under U.S. GAAP and are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly-titled measures of performance of other companies. Investors should exercise caution in comparing our non-GAAP measures to any similarly titled measures used by other companies. These non-GAAP financial measures exclude certain items required by U.S. GAAP and should not be considered as alternatives to information reported in accordance with U.S. GAAP.

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income (loss)	$7,002	$(10,165)
Add back:
Depreciation and amortization	4,261	3,544
Interest expense	1,641	1,490
Provision (benefit) for income taxes	2,941	(6,012)
EBITDA	$15,845	$(11,143)
Add back:
Restructuring and transaction costs(1)	—	599
Other expense, net(2)	(364)	205
Stock-based compensation expense(3)	2,747	23,723
Stock-based compensation payroll tax expense(4)	220	298
LTIP bonus(5)	144	384
Amortization of inventory step-up(6)	—	153
Adjusted EBITDA	$18,592	$14,219
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees associated with our recent acquisitions.
(2)	Reflects the “Other expense, net” line item on our consolidated statement of operations and primarily includes gains and losses on foreign currency transactions.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Adjusted EBITDA increased by $4.4 million for the three months ended March 31, 2023 as compared to 2022, primarily due to the increase in net sales, partially offset by increases in selling, general, and administrative expense from recent acquisitions and employee compensation and related benefits.

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

For the three months ended March 31, 2023, net cash provided from operating activities totaled $12.7 million and as of March 31, 2023, cash and cash equivalents totaled $48.3 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of March 31, 2023 and December 31, 2022, we had $146.2 million and $149.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

2021 Credit Agreement

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200.0 million under a term loan (the “Term Loan”), and (ii) may borrow up to $100.0 million under a revolving credit facility (including up to $15.0 million for letters of credit and up to $10.0 million for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The 2021 Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of March 31, 2023 and December 31, 2022. As of March 31, 2023, there were $2.7 million in outstanding letters of credit and $97.3 million of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee will range between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of May 5, 2023, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the 2021 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to exhibits 10.15, 10.16 and 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

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

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or LIBOR, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of LIBOR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of May 5, 2023, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$12,722	$8,916
Net cash used in investing activities	(580)	(20,737)
Net cash used in financing activities	(9,303)	(12,957)
Effects of foreign exchange rates on cash and cash equivalents	169	798
Change in cash and cash equivalents	3,008	(23,980)
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$48,294	$9,877

Net cash provided by operating activities

During the three months ended March 31, 2023, net cash provided by operating activities of $12.7 million resulted primarily from net income of $7.0 million, a $2.7 million add back to net income for stock-based compensation, a $4.3 million add back to net income for depreciation and amortization and changes in operating assets and liabilities of $1.2 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $9.1 million, an increase in inventories of $5.8 million and a decrease in accounts payable and other liabilities of $3.9 million.

During the three months ended March 31, 2022, net cash provided by operating activities of $8.9 million resulted primarily from a net loss of $10.2 million, a $23.6 million add back to net loss for stock-based compensation, a $7.0 million increase to net loss for deferred income taxes and a $1.5 million increase to net loss from changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable and inventories of $1.7 million and $3.0 million, respectively, offset by a decrease in prepaid expenses and other assets of $3.2 million.

Net cash used in investing activities

During the three months ended March 31, 2023, we used $0.6 million of cash in investing activities, primarily consisting of $0.8 million for purchases of property and equipment.

During the three months ended March 31, 2022, we used $20.7 million of cash in investing activities, consisting of $19.7 million for the acquisition of Radar and $1.0 million for purchases of property and equipment.

Net cash used in financing activities

During the three months ended March 31, 2023, we used $9.3 million of cash in financing activities, primarily consisting of principal payments on term loans of $2.5 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $3.0 million.

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

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of March 31, 2023.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on borrowings under floating rate debt. As of March 31, 2023, we had $146.1 million in outstanding floating rate debt, based mainly on LIBOR.

As of March 31, 2023, the applicable interest rate of the 2021 Credit Agreement bears interest at an applicable rate of LIBOR plus 1.75%.

In September 2021, we entered into an interest rate swap agreement for the notional amount of $100 million to hedge a portion of our forecasted monthly interest rate payments on our floating rate debt. We performed a sensitivity analysis on the principal amount of debt as of March 31, 2023, as well as the effect of our interest rate swap. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. A change of 100 basis points in the applicable interest rate would cause a change in interest expense of $1.5 million on an annual basis, or $0.5 million including the effect of our current interest rate swaps, as the 1-month LIBOR was 4.85% as of March 31, 2023.

As of March 31, 2023, we had the following interest rate swap agreement (the “Swap Agreement”):

Effective date	Notional amount	Fixed rate
September 30, 2021 through July 23, 2026	$100,000	0.875%

Under the terms of the Swap Agreement, we receive payments based on the 1-month LIBOR (approximately 4.85% as of March 31, 2023).

During the three months ended March 31, 2023, there were no interest rate swap agreements that expired.

We entered into the Swap Agreement to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We designated this Swap Agreement as a cash flow hedge. A portion of the amount included in accumulated other comprehensive income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreement is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreement.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk primarily for the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We do not currently hedge our foreign currency transaction or translation exposure, though we have done so in the past and may do so in the future. Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.3 million for the three months ended March 31, 2023. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

approximately $0.1 million for the three months ended March 31, 2023, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.5 million for the three months ended March 31, 2023, excluding unrealized gains or losses from remeasurement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

CADRE HOLDINGS, INC.
Date: May 9, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Blaine Browers
	Name:	Blaine Brower
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)