Form 10-Q
period 2023-06-30
Cadre Holdings, Inc.
filed 2023-08-08
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 4, 2023, there were 37,586,031 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which are incorporated herein by reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$55,782	$45,286
Accounts receivable, net of allowance for doubtful accounts of $800 and $924, respectively	57,361	64,557
Inventories	82,777	70,273
Prepaid expenses	10,009	10,091
Other current assets	6,406	6,811
Total current assets	212,335	197,018
Property and equipment, net of accumulated depreciation and amortization of $47,046 and $42,694, respectively	44,531	45,285
Operating lease assets	6,657	8,489
Deferred tax assets, net	2,351	2,255
Intangible assets, net	46,919	50,695
Goodwill	81,560	81,576
Other assets	5,566	6,634
Total assets	$399,919	$391,952

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$29,640	$23,406
Accrued liabilities	34,480	38,720
Income tax payable	4,279	4,584
Current portion of long-term debt	10,022	12,211
Total current liabilities	78,421	78,921
Long-term debt	132,712	137,476
Long-term operating lease liabilities	3,211	4,965
Deferred tax liabilities	3,759	3,508
Other liabilities	1,314	1,192
Total liabilities	219,417	226,062

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,586,031 and 37,332,271 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	4	4
Additional paid-in capital	208,492	206,540
Accumulated other comprehensive income	2,746	2,087
Accumulated deficit	(30,740)	(42,741)
Total shareholders’ equity	180,502	165,890
Total liabilities, mezzanine equity and shareholders' equity	$399,919	$391,952

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$121,087	$118,232	$232,835	$222,638
Cost of goods sold	70,340	75,011	135,470	139,228
Gross profit	50,747	43,221	97,365	83,410
Operating expenses
Selling, general and administrative	34,051	32,749	69,301	86,699
Restructuring and transaction costs	693	1,203	693	1,802
Related party expense	115	1,112	263	1,234
Total operating expenses	34,859	35,064	70,257	89,735
Operating income (loss)	15,888	8,157	27,108	(6,325)
Other expense
Interest expense	(1,013)	(1,439)	(2,654)	(2,929)
Other income (expense), net	346	(756)	710	(961)
Total other expense, net	(667)	(2,195)	(1,944)	(3,890)
Income (loss) before provision for income taxes	15,221	5,962	25,164	(10,215)
(Provision) benefit for income taxes	(4,229)	(1,517)	(7,170)	4,495
Net income (loss)	$10,992	$4,445	$17,994	$(5,720)

Net income (loss) per share:
Basic	$0.29	$0.13	$0.48	$(0.16)
Diluted	$0.29	$0.12	$0.48	$(0.16)
Weighted average shares outstanding:
Basic	37,586,031	35,320,314	37,480,367	34,888,703
Diluted	37,850,708	35,688,620	37,758,998	34,888,703

Net income (loss)	$10,992	$4,445	$17,994	$(5,720)
Other comprehensive income:
Unrealized holding gains, net of tax(1)	1,576	987	1,150	4,064
Reclassification adjustments for (gains) losses included in net income (loss), net of tax(2)	(735)	15	(1,382)	146
Total unrealized gain (loss) on interest rate swaps, net of tax	841	1,002	(232)	4,210
Foreign currency translation adjustments, net of tax(3)	185	(2,038)	891	(2,398)
Other comprehensive income (loss)	1,026	(1,036)	659	1,812
Comprehensive income (loss), net of tax	$12,018	$3,409	$18,653	$(3,908)

(1) Net of income tax expense of $525 and $329 for the three months ended June 30, 2023 and 2022, respectively, and $383 and $1,355 for the six months ended June 30, 2023 and 2022, respectively.

(2) Amounts reclassified to net income (loss) relate to (gains) losses on interest rate swaps and are included in Interest expense above. Amounts are net of income tax expense of $245 and income tax benefit of $5 for the three months ended June 30, 2023 and 2022, respectively, and income tax expense of $460 and income tax benefit of $49 for the six months ended June 30, 2023 and 2022, respectively.

(3) Net of income tax expense of $144 and income tax benefit of $376 for the three months ended June 30, 2023 and 2022, respectively, and net of income tax expense of $225 and income tax benefit of $394 for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$17,994	$(5,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,220	7,380
Amortization of original issue discount and debt issue costs	374	367
Amortization of inventory step-up	—	1,344
Deferred income taxes	14	(4,594)
Stock-based compensation	4,852	26,327
Gain on sale of fixed assets	(108)	—
(Recoveries from) provision for losses on accounts receivable	(21)	240
Foreign exchange (gain) loss	(776)	1,107
Other	(325)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	7,605	(3,243)
Inventories	(11,986)	(1,461)
Prepaid expenses and other assets	3,397	3,616
Accounts payable and other liabilities	(971)	(345)
Net cash provided by operating activities	28,269	25,018
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,404)	(2,473)
Proceeds from disposition of property and equipment	206	—
Business acquisitions, net of cash acquired	—	(55,039)
Net cash used in investing activities	(2,198)	(57,512)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	48,000
Principal payments on revolving credit facilities	—	(48,000)
Principal payments on term loans	(5,000)	(5,009)
Principal payments on insurance premium financing	(2,189)	(2,853)
Payment of capital leases	—	(22)
Taxes paid in connection with employee stock transactions	(2,725)	(6,216)
Proceeds from secondary offering, net of underwriter discounts	—	49,703
Deferred offering costs	—	(2,715)
Dividends distributed	(5,993)	(5,533)
Net cash (used in) provided by financing activities	(15,907)	27,355
Effect of foreign exchange rates on cash and cash equivalents	332	144
Change in cash and cash equivalents	10,496	(4,995)
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$55,782	$28,862
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$7,288	$241
Cash paid for interest	$4,859	$2,330
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$129	$17

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	7,002	7,002
Dividends declared ($0.08 per share)	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	2,636	—	—	2,636
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Foreign currency translation adjustments	—	—	—	706	—	706
Change in fair value of derivative instruments	—	—	—	(1,073)	—	(1,073)
Balance, March 31, 2023	37,586,031	$4	$206,451	$1,720	$(38,725)	$169,450
Net income	—	—	—	—	10,992	10,992
Dividends declared ($0.08 per share)	—	—	—	—	(3,007)	(3,007)
Stock-based compensation	—	—	2,041	—	—	2,041
Foreign currency translation adjustments	—	—	—	185	—	185
Change in fair value of derivative instruments	—	—	—	841	—	841
Balance, June 30, 2023	37,586,031	$4	$208,492	$2,746	$(30,740)	$180,502

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared ($0.08 per share)	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945
Net income	—	—	—	—	4,445	4,445
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,250,000	1	46,987	—	—	46,988
Dividends declared ($0.08 per share)	—	—	—	—	(2,783)	(2,783)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	(2,038)	—	(2,038)
Change in fair value of derivative instruments	—	—	—	1,002	—	1,002
Balance, June 30, 2022	37,032,271	$4	$194,704	$(105)	$(48,305)	$146,298

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 6)	$9,098	$—	$9,098	$—	$8,985	$—	$8,985	$—

Liabilities:
Interest rate swap (Note 6)	96	—	96	—	—	—	—	—

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2023 and 2022.

There has not been material changes in the fair value of debt (Level 2), as compared to the carrying value, during the period ended June 30, 2023.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning accrued warranty expense	$1,350	$1,233	$1,234	$1,256
Current period claims	(317)	29	(351)	(87)
Provision for current period sales	534	165	684	258
Ending accrued warranty expense	$1,567	$1,427	$1,567	$1,427

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$10,992	$4,445	$17,994	$(5,720)

Weighted average shares outstanding - basic	37,586,031	35,320,314	37,480,367	34,888,703
Effect of dilutive securities:
Stock-based awards	264,677	368,306	278,631	—
Weighted average shares outstanding - diluted	37,850,708	35,688,620	37,758,998	34,888,703
Net income (loss) per share:
Basic	$0.29	$0.13	$0.48	$(0.16)
Diluted	$0.29	$0.12	$0.48	$(0.16)

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which began to be phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). On May 31, 2023, the Company amended our 2021 credit agreement and interest rate swap agreements to affect the transition from LIBOR to SOFR. In connection with these amendments, the Company adopted ASU 2020-04 in the second quarter of 2023. In doing so, the Company elected to adopt the suite of optional expedients when analyzing the amendment to the credit agreement and related interest swaps.  As such, the amendments to the Company’s 2021 credit agreement and swap agreements, and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since December 31, 2022, we have decreased goodwill by $393 for changes in assumptions used to fair value property, equipment, and customer relationships, and deferred income taxes for certain book and tax basis differences as we complete the tax return filings for the pre-acquisition period. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Cyalume acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$36,178

Accounts receivable	$3,302
Inventories	10,908
Prepaid expenses	255
Other current assets	10
Property and equipment	12,492
Intangible assets	8,100
Goodwill	8,708
Total assets acquired	43,775
Accounts payable	1,080
Deferred tax liabilities	4,652
Accrued liabilities	1,577
Other long-term liabilities	288
Total liabilities assumed	7,597
Net assets acquired	$36,178

In connection with the acquisition, the Company acquired exclusive rights to Cyalume’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$3,700	15
Technology	3,600	10
Trademarks	800	Indefinite
Total	$8,100

The full amount of goodwill of $8,708 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Cyalume prior to the acquisition. Cyalume revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our consolidated financial statements and consequently we have not included any pro-forma information.

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. state and local agencies (a)	$70,879	$66,442	$137,381	$124,365
Commercial	11,232	11,327	21,309	22,361
U.S. federal agencies	15,002	9,448	29,129	17,362
International	22,941	29,506	43,373	56,525
Other	1,033	1,509	1,643	2,025
Net sales	$121,087	$118,232	$232,835	$222,638

(a) Includes all Distribution sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$98,146	$88,726	$189,462	$166,113
International	22,941	29,506	43,373	56,525
Net sales	$121,087	$118,232	$232,835	$222,638

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are reversed into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $5,633 and $4,615 as of June 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three and six months ended June 30, 2023 from amounts included in contract liabilities as of December 31, 2022 was $540 and $2,345, respectively.

Remaining Performance Obligations

As of June 30, 2023, we had $12,238 of remaining unfulfilled performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of June 30, 2023. We expect to recognize approximately 86% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Finished goods	$30,612	$25,208
Work-in-process	9,151	7,466
Raw materials and supplies	43,014	37,599
Total	$82,777	$70,273

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and six months ended June 30, 2023:

	Product	Distribution	Total
Balance, December 31, 2022	$78,960	$2,616	$81,576
Measurement period adjustments	(593)	—	(593)
Foreign currency translation adjustments	309	—	309
Balance, March 31, 2023	$78,676	$2,616	$81,292
Measurement period adjustments	200		200
Foreign currency translation adjustments	68	—	68
Balance, June 30, 2023	$78,944	$2,616	$81,560

Gross goodwill and accumulated impairment losses was $89,145 and $7,585, respectively, as of June 30, 2023 and $89,161 and $7,585, respectively, as of December 31, 2022.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,220	$(62,794)	$23,426	11
Technology	16,065	(11,703)	4,362	8
Tradenames	6,599	(4,904)	1,695	4
Non-compete agreements	998	(998)	—	4
	$109,882	$(80,399)	$29,483
Indefinite lived intangibles:
Tradenames	17,436	—	17,436	Indefinite
Total	$127,318	$(80,399)	$46,919

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

The Company recorded amortization expense of $1,825 and $2,240 for the three months ended June 30, 2023 and 2022, respectively, of which $155 and $130 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods. Amortization expense for the six months ended June 30, 2023 and 2022 was $4,153 and $4,397, respectively, of which $317 and $180 was included in cost of goods sold in the consolidated statements of operations and comprehensive income (loss) for the respective periods.

The estimated amortization expense for definite-lived intangible assets for the remaining six months of 2023, the next four years and thereafter is as follows:

Remainder of 2023	$3,692
2024	5,075
2025	3,102
2026	2,700
2027	2,518
Thereafter	12,396
Total	$29,483

6.    DEBT

The Company’s debt is as follows:

	June 30, 2023	December 31, 2022
Short-term debt:
Insurance premium financing	$22	$2,211
Current portion of term loan	10,000	10,000
	$10,022	$12,211
Long-term debt:
Revolver	—	—
Term loan	133,564	138,564
Other	525	512
	$134,089	$139,076
Unamortized debt discount and debt issuance costs	(1,377)	(1,600)
Total long-term debt, net	$132,712	$137,476

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining six months of 2023, the next four years and thereafter:

Remainder of 2023	$5,000
2024	10,131
2025	10,131
2026	118,695
2027	132
Total principal payments	$144,089

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2023 and December 31, 2022. As of June 30, 2023, there were $2,629 in outstanding letters of credit and $97,371 of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable margin for these borrowings ranges from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of SOFR (and prior to May 31, 2023, on LIBOR) borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee ranges between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2022 until the quarter ended June 30, 2023, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2023 and December 31, 2022.

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

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of June 30, 2023, we had the following interest rate swap agreements (the “Swap Agreements”):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$100,000	0.812%
May 31, 2023 through July 23, 2026	$50,000	3.905%

On May 31, 2023, concurrent with the third amendment to the 2021 Credit Agreement, we amended our $100,000 notional amount swap agreement to reflect the change from LIBOR to SOFR. In addition, we entered into an additional $50,000 notional amount interest

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

rate swap to further mitigate our interest rate exposure on our floating rate debt. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR (5.16% as of June 30, 2023).

During the six months ended June 30, 2023, there were no interest rate swap agreements that expired.

We designated the Swap Agreements as cash flow hedges. A portion of the amount included in accumulated other comprehensive income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. We believe our interest rate swap counterparty will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the expiration date of the swap agreements such that the occurrence of future cash flow hedges remains probable.

The estimated fair value of our Swap Agreements in the consolidated balance sheets was as follows:

Balance Sheet Accounts	June 30, 2023	December 31, 2022
Other current assets	$4,499	$3,619
Other assets	$4,599	$5,366
Other liabilities	$96	$—

A cumulative gain, net of tax, of $6,507 and $6,739 as of June 30, 2023 and December 31, 2022, respectively, is recorded in accumulated other comprehensive income.

The amount of gain, net of tax, recognized in other comprehensive income (loss) for the three months ended June 30, 2023 and 2022 was $1,576 and $987, respectively. There was a gain, net of tax, of $735 and a loss, net of tax, of $15 reclassified from accumulated other comprehensive income into earnings for the three months ended June 30, 2023 and 2022, respectively.

The amount of gain, net of tax, recognized in other comprehensive income (loss) for the six months ended June 30, 2023 and 2022 was $1,150 and $4,064, respectively. There was a gain, net of tax, of $1,382 and a loss, net of tax, of $146 reclassified from accumulated other comprehensive income into earnings for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, approximately $4,416 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

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

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of June 30, 2023, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a separate Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The Company’s effective tax rate was 27.8% and 25.4% for the three months ended June 30, 2023 and 2022, respectively, and 28.5% and 44.0% for the six months ended June 30, 2023 and 2022, respectively.  Our effective tax rate for the three and six months ended June 30, 2023 and 2022 differs from our statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $160 and $174 for the three months ended June 30, 2023 and 2022, respectively, and $304 and $558 for the six months ended June 30, 2023 and 2022, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$6,657	$8,489

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,613	$3,773
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	3,211	4,965
Total lease liabilities		$6,824	$8,738

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the consolidated statements of comprehensive income. The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Fixed operating lease costs(1)	$1,032	$2,065
Variable operating lease costs	390	756
Total	$1,422	$2,821

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	2.27	2.62

Weighted average discount rate:
Operating leases	3.02%	2.96%

The approximate future minimum lease payments under operating leases as of June 30, 2023 are as follows:

Remainder of 2023	$1,940
2024	2,964
2025	1,579
2026	523
2027	78
Thereafter	—
Total future lease payments	7,084
Less: Amount representing interest	(260)
Present value of lease liabilities	$6,824

Supplemental cash flow information related to leases is as follows:

June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$2,088

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $115 and $112 for the three months ended June 30, 2023 and 2022, respectively, and $263 and $234 for the six months ended June 30, 2023 and 2022, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).

CADRE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

During the three months ended June 30, 2022, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

●	$1,000 for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income (loss).
●	$2,000 for services related to the Company’s secondary offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.
●	There were no other payments made to Kanders & Company for any other period presented.

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

	Three Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$103,368	$25,726	$(8,007)	$121,087
Cost of goods sold	58,216	19,779	(7,655)	70,340
Gross profit	$45,152	$5,947	$(352)	$50,747

	Three Months Ended June 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$99,837	$23,728	$(5,333)	$118,232
Cost of goods sold	60,947	19,406	(5,342)	75,011
Gross profit	$38,890	$4,322	$9	$43,221

	Six Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$196,562	$50,386	$(14,113)	$232,835
Cost of goods sold	110,824	38,476	(13,830)	135,470
Gross profit	$85,738	$11,910	$(283)	$97,365

	Six Months Ended June 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$185,223	$47,824	$(10,409)	$222,638
Cost of goods sold	112,067	37,578	(10,417)	139,228
Gross profit	$73,156	$10,246	$8	$83,410

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales	$121,087	$118,232	$232,835	$222,638
Net income (loss)	$10,992	$4,445	$17,994	$(5,720)
Adjusted EBITDA(1)	$22,805	$18,386	$41,397	$32,605
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income (loss), the most directly comparable U.S. GAAP financial measure.

Net sales increased by $2.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of the Cyalume acquisition, armor and holster volume, and agency demand for hard goods, partially offset by a decrease from several large explosive ordinance disposal orders fulfilled in the prior year. Net sales increased by $10.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of recent acquisitions, armor and holster volume, and agency demand for hard goods, partially offset by a decrease from several large explosive ordinance disposal orders fulfilled in the prior year.

Net income increased by $6.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of an increase in gross profit and the Cyalume acquisition. Net income increased by $23.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of recent acquisitions, an increase in net sales, an increase in gross profit margin, and a decrease in stock compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Orders backlog	$133,180	$117,873

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

Orders backlog increased by $15.3 million as of June 30, 2023 compared to December 31, 2022, primarily due to increases of $13.1 million from higher demand for armor products, $3.7 million from large international orders for crowd control products, $2.0 million from the timing of large international holster orders, $1.4 million from large U.S. government orders for structural armor, and $0.6 million from higher demand for explosive ordnance disposal products, partially offset by reductions of $3.8 million from the Distribution segment and $2.8 million from chemiluminescent payloads.

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

The following table presents data from our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands unless otherwise noted):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
	(Unaudited)	(Unaudited)	% Chg	(Unaudited)	(Unaudited)	% Chg
Net sales	$121,087	$118,232	2.4%	$232,835	$222,638	4.6
Cost of goods sold	70,340	75,011	(6.2)%	135,470	139,228	(2.7)
Gross profit	50,747	43,221	17.4%	97,365	83,410	16.7

Operating expenses
Selling, general and administrative	34,051	32,749	4.0%	69,301	86,699	(20.1)
Restructuring and transaction costs	693	1,203	(42.4)%	693	1,802	(61.5)
Related party expense	115	1,112	(89.7)%	263	1,234	(78.7)
Total operating expenses	34,859	35,064	(0.6)%	70,257	89,735	(21.7)
Operating income (loss)	15,888	8,157	94.8%	27,108	(6,325)	(528.6)

Other expense
Interest expense	(1,013)	(1,439)	(29.6)%	(2,654)	(2,929)	(9.4)
Other income (expense), net	346	(756)	(145.8)%	710	(961)	(173.9)
Total other expense, net	(667)	(2,195)	(69.6)%	(1,944)	(3,890)	(50.0)

Income (loss) before provision for income taxes	15,221	5,962	155.3%	25,164	(10,215)	(346.3)
(Provision) benefit for income taxes	(4,229)	(1,517)	178.8%	(7,170)	4,495	(259.5)

Net income (loss)	$10,992	$4,445	147.3%	$17,994	$(5,720)	(414.6)

The following tables present segment data for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$103,368	$25,726	$(8,007)	$121,087
Cost of goods sold	58,216	19,779	(7,655)	70,340
Gross profit	$45,152	$5,947	$(352)	$50,747

	Three Months Ended June 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$99,837	$23,728	$(5,333)	$118,232
Cost of goods sold	60,947	19,406	(5,342)	75,011
Gross profit	$38,890	$4,322	$9	$43,221

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$196,562	$50,386	$(14,113)	$232,835
Cost of goods sold	110,824	38,476	(13,830)	135,470
Gross profit	$85,738	$11,910	$(283)	$97,365

	Six Months Ended June 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$185,223	$47,824	$(10,409)	$222,638
Cost of goods sold	112,067	37,578	(10,417)	139,228
Gross profit	$73,156	$10,246	$8	$83,410

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

Net sales. Product segment net sales increased by $3.6 million, or 3.5%, from $99.8 million to $103.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increases of $2.8 million from the Cyalume acquisition, $2.9 million from higher demand for armor products and $1.8 million from higher demand for crowd control products, partially offset by a reduction of $4.1 million from large international orders for explosive ordnance disposal products fulfilled in the prior year. Distribution segment net sales increased by $2.0 million, or 8.4%, from $23.7 million to $25.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $8.0 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold decreased by $2.7 million, or 4.5%, from $60.9 million to $58.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to prior year increases from the amortization of inventory step up adjustments related to 2022 acquisitions, product mix and productivity. Product segment gross profit as a percentage of net sales increased by 470 basis points to 43.7% for the three months ended June 30, 2023 from 39.0% for the three months ended June 30, 2022, mainly driven by favorable pricing, product mix and productivity net of inflation. Distribution segment cost of goods sold increased by $0.4 million, or 1.9%, from $19.4 million to $19.8 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 490 basis points to 23.1% for the three months ended June 30, 2023 from 18.2% for the three months ended June 30, 2022, mainly driven by favorable product mix within the agency channel. Reconciling items consisting primarily of intercompany eliminations were $7.7 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative. Selling, general and administrative increased by $1.3 million, or 4.0%, for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to increases from the Cyalume acquisition and employee compensation and related benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $0.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense.  Related party expense, which primarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $1.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume in 2022.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $0.4 million, or 29.6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in outstanding borrowings.

Other income (expense), net. Other income, net was $0.3 million for the three months ended June 30, 2023 as compared to Other expense, net of $0.8 for the three months ended June 30, 2022, primarily due to gains on foreign currency transactions.

(Provision) benefit for income taxes. Income tax provision was $4.2 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022. The effective tax rate was 27.8% and 25.4% for the three months ended June 30, 2023 and 2022, respectively, and differed from the statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

Net sales. Product segment net sales increased by $11.4 million, or 6.1%, from $185.2 million to $196.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increases of $8.8 million from recent acquisitions, $5.6 million from higher demand for armor products, $3.0 million from higher demand for duty gear holsters and $2.8 million from higher demand for crowd control products, partially offset by a reduction of $7.7 million from large international orders for explosive ordnance disposal products fulfilled in the prior year. Distribution segment net sales increased by $2.6 million, or 5.4%, from $47.8 million to $50.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $14.1 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold decreased by $1.3 million, or 1.1%, from $112.1 million to $110.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to prior year increases from the amortization of inventory step up adjustments related to 2022 acquisitions, product mix and productivity. Product segment gross profit as a percentage of net sales increased by 412 basis points to 43.6% for the six months ended June 30, 2023 from 39.5% for the six months ended June 30, 2022, mainly driven by favorable pricing, product mix and productivity net of inflation. Distribution segment cost of goods sold increased by $0.9 million, or 2.4%, from $37.6 million to $38.5 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to increased volume and costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 221 basis points to 23.6% for the six months ended June 30, 2023 from 21.4% for the six months ended June 30, 2022, mainly driven by favorable product mix within the agency channel. Reconciling items consisting primarily of intercompany eliminations were $13.8 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative. Selling, general and administrative decreased by $17.4 million, or 20.1%, for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to a $21.6 million decrease in stock-based compensation expense, slightly offset by recent acquisitions and an increase in employee compensation and related benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $1.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense.   Related party expense, which consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $1.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume in 2022.

Interest expense. Interest expense decreased by $0.3 million, or 9.4%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease in outstanding borrowings.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Other income (expense,) net. Other income, net was $0.7 million for the three months ended June 30, 2023 as compared to Other expense, net of $1.0 for the three months ended June 30, 2022, primarily due to gains on foreign currency transactions.

(Provision) benefit for income taxes. Income tax provision was $7.2 million for the six months ended June 30, 2023 compared to a tax benefit of $4.5 million for the six months ended June 30, 2022. The effective tax rate was 28.5% and 44.0% for the six months ended June 30, 2023 and 2022, respectively, and differed from the statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision (benefit) for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other (income) expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus and amortization of inventory step-up as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$10,992	$4,445	$17,994	$(5,720)
Add back:
Depreciation and amortization	3,959	3,836	8,220	7,380
Interest expense	1,013	1,439	2,654	2,929
Provision (benefit) for income taxes	4,229	1,517	7,170	(4,495)
EBITDA	$20,193	$11,237	$36,038	$94
Add back:
Restructuring and transaction costs(1)	693	2,203	693	2,802
Other (income) expense, net(2)	(346)	756	(710)	961
Stock-based compensation expense(3)	2,105	2,818	4,852	26,541
Stock-based compensation payroll tax expense(4)	—	7	220	305
LTIP bonus(5)	160	174	304	558
Amortization of inventory step-up(6)	—	1,191	—	1,344
Adjusted EBITDA	$22,805	$18,386	$41,397	$32,605
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statement of operations, which primarily includes transaction costs composed of legal and consulting fees, and $1.0 million paid to Kanders & Company, Inc., a company

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

controlled by our Chief Executive Officer, for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022.
(2)	Reflects the “Other (income) expense, net” line item on our consolidated statement of operations and primarily includes gains and losses on foreign currency transactions.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.

Adjusted EBITDA increased by $4.4 million for the three months ended June 30, 2023 as compared to 2022, primarily due to an increase in gross profit and the Cyalume acquisition. Adjusted EBITDA increased by $8.8 million for the six months ended June 30, 2023 as compared to 2022, primarily due to an increase in net sales, an increase in gross profit margin and recent acquisitions.

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

For the six months ended June 30, 2023, net cash provided from operating activities totaled $28.3 million and as of June 30, 2023, cash and cash equivalents totaled $55.8 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of June 30, 2023 and December 31, 2022, we had $142.7 million and $149.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2023 and December 31, 2022. As of June 30, 2023, there were $2.6 million in outstanding letters of credit and $97.4 million of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable margin for these borrowings ranges from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.50% to 2.50% per annum, in the case of SOFR (and prior to May 31, 2023, on LIBOR) borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio.

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of August 4, 2023, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the 2021 Credit Agreement, as amended, does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.15, 10.16 and 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2022 as well to Exhibit 10.1 attached to this Quarterly Report on Form 10-Q, and are incorporated herein by reference as though fully set forth herein.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of August 4, 2023, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$28,269	$25,018
Net cash used in investing activities	(2,198)	(57,512)
Net cash (used in) provided by financing activities	(15,907)	27,355
Effects of foreign exchange rates on cash and cash equivalents	332	144
Change in cash and cash equivalents	10,496	(4,995)
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$55,782	$28,862

Net cash provided by operating activities

During the six months ended June 30, 2023, net cash provided by operating activities of $28.3 million resulted primarily from net income of $18.0 million, a $8.2 million add back to net income for depreciation and amortization, a $4.9 million add back to net income for stock-based compensation and changes in operating assets and liabilities of $2.0 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $7.6 million, an increase in inventories of $12.0 million and a decrease in prepaid expenses and other assets of $3.4 million.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the six months ended June 30, 2023, we used $2.2 million of cash in investing activities, primarily consisting of $2.4 million for purchases of property and equipment.

During the six months ended June 30, 2022, we used $57.5 million of cash in investing activities, consisting of $19.4 million for the acquisition of Radar, $35.7 for the acquisition of Cyalume and $2.5 million for purchases of property and equipment.

Net cash (used in) provided by financing activities

During the six months ended June 30, 2023, we used $15.9 million of cash in financing activities, primarily consisting of principal payments on term loans of $5.0 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $6.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of June 30, 2023.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of June 30, 2023, we had $143.6 million in outstanding floating rate debt, which bears interest at one-month SOFR (5.16% as of June 30, 2023) plus 1.75%.

We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed and designated them as cash flow hedges. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR. A portion of the amount included in accumulated other comprehensive income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

We performed a sensitivity analysis on the principal amount of debt as of June 30, 2023, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $1.4 million on the principal amount of debt, and have would have an immaterial effect when including the effect of our Swap Agreements.

As of June 30, 2023, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$100,000	0.812%
May 31, 2023 through July 23, 2026	$50,000	3.905%

During the six months ended June 30, 2023, there were no interest rate swap agreements that expired.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk primarily for the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We do not currently hedge our foreign currency transaction or translation exposure, though we have done so in the past and may do so in the future. Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2023. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2023, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2023, excluding unrealized gains or losses from remeasurement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Third Amendment to Credit Agreement, dated May 31, 2023, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, administrative agent, and the several lenders from time to time party thereto.

10.2

Underwriting Agreement, dated as of June 5, 2023, by and among Cadre Holdings, Inc., the selling stockholder named therein, and BofA Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 8, 2023).

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

CADRE HOLDINGS, INC.
Date: August 8, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)