Form 10-Q
period 2023-09-30
Cadre Holdings, Inc.
filed 2023-11-08
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 3, 2023, there were 37,586,031 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated herein by reference.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Other risks and uncertainties are and will be disclosed in our prior and future filings with the Securities and Exchange Commission (“SEC”) and this information should be read in conjunction with the Condensed Consolidated Financial Statements included in this Report.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$69,412	$45,286
Accounts receivable, net of allowance for doubtful accounts of $819 and $924, respectively	61,261	64,557
Inventories	82,546	70,273
Prepaid expenses	14,667	10,091
Other current assets	8,836	6,811
Total current assets	236,722	197,018
Property and equipment, net of accumulated depreciation and amortization of $48,994 and $42,694, respectively	43,657	45,285
Operating lease assets	6,643	8,489
Deferred tax assets, net	2,299	2,255
Intangible assets, net	44,333	50,695
Goodwill	81,212	81,576
Other assets	5,639	6,634
Total assets	$420,505	$391,952

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$30,733	$23,406
Accrued liabilities	38,673	38,720
Income tax payable	7,049	4,584
Current portion of long-term debt	13,251	12,211
Total current liabilities	89,706	78,921
Long-term debt	130,309	137,476
Long-term operating lease liabilities	3,603	4,965
Deferred tax liabilities	5,047	3,508
Other liabilities	1,843	1,192
Total liabilities	230,508	226,062

Commitments and contingencies (Note 7)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,586,031 and 37,332,271 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	4	4
Additional paid-in capital	210,543	206,540
Accumulated other comprehensive income	2,143	2,087
Accumulated deficit	(22,693)	(42,741)
Total shareholders’ equity	189,997	165,890
Total liabilities, mezzanine equity and shareholders' equity	$420,505	$391,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$125,114	$111,554	$357,949	$334,192
Cost of goods sold	71,511	67,814	206,981	207,042
Gross profit	53,603	43,740	150,968	127,150
Operating expenses
Selling, general and administrative	36,314	31,732	105,615	118,431
Restructuring and transaction costs	439	1,578	1,132	3,380
Related party expense	116	112	379	1,346
Total operating expenses	36,869	33,422	107,126	123,157
Operating income	16,734	10,318	43,842	3,993
Other expense
Interest expense	(1,073)	(1,567)	(3,727)	(4,496)
Other (expense) income, net	(315)	(1,851)	395	(2,812)
Total other expense, net	(1,388)	(3,418)	(3,332)	(7,308)
Income (loss) before provision for income taxes	15,346	6,900	40,510	(3,315)
(Provision) benefit for income taxes	(4,293)	(1,959)	(11,463)	2,536
Net income (loss)	$11,053	$4,941	$29,047	$(779)

Net income (loss) per share:
Basic	$0.29	$0.13	$0.77	$(0.02)
Diluted	$0.29	$0.13	$0.77	$(0.02)
Weighted average shares outstanding:
Basic	37,586,031	37,289,880	37,515,976	35,697,891
Diluted	37,930,888	37,747,614	37,830,790	35,697,891

Net income (loss)	$11,053	$4,941	$29,047	$(779)
Other comprehensive income:
Unrealized holding gains, net of tax(1)	1,131	2,350	2,281	6,414
Reclassification adjustments for gains included in net income (loss), net of tax(2)	(884)	(252)	(2,266)	(106)
Total unrealized gain on interest rate swaps, net of tax	247	2,098	15	6,308
Foreign currency translation adjustments, net of tax(3)	(850)	(2,839)	41	(5,237)
Other comprehensive (loss) income	(603)	(741)	56	1,071
Comprehensive income, net of tax	$10,450	$4,200	$29,103	$292

(1) Net of income tax expense of $377 and $783 for the three months ended September 30, 2023 and 2022, respectively, and $760 and $2,138 for the nine months ended September 30, 2023 and 2022, respectively.

(2) Amounts reclassified to net income (loss) relate to (gains) losses on interest rate swaps and are included in Interest expense above. Amounts are net of income tax expense of $295 and $84 for the three months ended September 30, 2023 and 2022, respectively, and $755 and $35 for the nine months ended September 30, 2023 and 2022, respectively.

(3) Net of income tax benefit of $170 and $916 for the three months ended September 30, 2023 and 2022, respectively, and income tax expense of $55 and income tax benefit of $934 for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$29,047	$(779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,385	11,319
Amortization of original issue discount and debt issue costs	359	554
Amortization of inventory step-up	—	3,055
Deferred income taxes	1,317	(2,755)
Stock-based compensation	7,060	28,988
Gain on sale of fixed assets	(98)	—
Provision for losses on accounts receivable	37	245
Foreign exchange (gain) loss	(243)	3,006
Other	(296)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	3,429	(3,271)
Inventories	(12,229)	(7,187)
Prepaid expenses and other assets	(3,131)	986
Accounts payable and other liabilities	8,623	(4,660)
Net cash provided by operating activities	46,260	29,501
Cash Flows From Investing Activities:
Purchase of property and equipment	(4,248)	(2,938)
Proceeds from disposition of property and equipment	206	—
Business acquisitions, net of cash acquired	—	(55,039)
Net cash used in investing activities	(4,042)	(57,977)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	43,000
Principal payments on revolving credit facilities	—	(43,000)
Principal payments on term loans	(7,500)	(7,514)
Proceeds from insurance premium financing	3,949	3,989
Principal payments on insurance premium financing	(2,909)	(3,878)
Payment of capital leases	—	(26)
Taxes paid in connection with employee stock transactions	(2,725)	(6,216)
Proceeds from secondary offering, net of underwriter discounts	—	56,329
Deferred offering costs	—	(2,953)
Dividends distributed	(8,999)	(8,521)
Net cash (used in) provided by financing activities	(18,184)	31,210
Effect of foreign exchange rates on cash and cash equivalents	92	(241)
Change in cash and cash equivalents	24,126	2,493
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$69,412	$36,350
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$7,923	$710
Cash paid for interest	$7,389	$3,860
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$24	$272

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	7,002	7,002
Dividends declared ($0.08 per share)	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	2,636	—	—	2,636
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Foreign currency translation adjustments	—	—	—	706	—	706
Change in fair value of derivative instruments	—	—	—	(1,073)	—	(1,073)
Balance, March 31, 2023	37,586,031	$4	$206,451	$1,720	$(38,725)	$169,450
Net income	—	—	—	—	10,992	10,992
Dividends declared ($0.08 per share)	—	—	—	—	(3,007)	(3,007)
Stock-based compensation	—	—	2,041	—	—	2,041
Foreign currency translation adjustments	—	—	—	185	—	185
Change in fair value of derivative instruments	—	—	—	841	—	841
Balance, June 30, 2023	37,586,031	$4	$208,492	$2,746	$(30,740)	$180,502
Net income	—	—	—	—	11,053	11,053
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(3,006)	(3,006)
Stock-based compensation	—	—	2,051	—	—	2,051
Foreign currency translation adjustments	—	—	—	(850)	—	(850)
Change in fair value of derivative instruments	—	—	—	247	—	247
Balance, September 30, 2023	37,586,031	$4	$210,543	$2,143	$(22,693)	$189,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive (Loss) Income	Deficit	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net loss	—	—	—	—	(10,165)	(10,165)
Dividends declared ($0.08 per share)	—	—	—	—	(2,750)	(2,750)
Stock-based compensation	—	—	22,436	—	—	22,436
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,216)	—	—	(6,216)
Foreign currency translation adjustments	—	—	—	(360)	—	(360)
Change in fair value of derivative instruments	—	—	—	3,208	—	3,208
Balance, March 31, 2022	34,782,271	$3	$144,978	$931	$(49,967)	$95,945
Net income	—	—	—	—	4,445	4,445
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,250,000	1	46,987	—	—	46,988
Dividends declared ($0.08 per share)	—	—	—	—	(2,783)	(2,783)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	(2,038)	—	(2,038)
Change in fair value of derivative instruments	—	—	—	1,002	—	1,002
Balance, June 30, 2022	37,032,271	$4	$194,704	$(105)	$(48,305)	$146,298
Net income	—	—	—	—	4,941	4,941
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	300,000	—	6,389	—	—	6,389
Dividends declared	—	—	—	—	(2,988)	(2,988)
Stock-based compensation	—	—	2,661	—	—	2,661
Foreign currency translation adjustments	—	—	—	(2,839)	—	(2,839)
Change in fair value of derivative instruments	—	—	—	2,098	—	2,098
Balance, September 30, 2022	37,332,271	$4	$203,754	$(846)	$(46,352)	$156,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP" or “U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of the Company, its wholly owned subsidiaries, and other entities consolidated as required by GAAP. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. The unaudited condensed consolidated interim financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s most recently completed annual consolidated financial statements. All adjustments considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Use of Estimates

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Interest rate swaps (Note 6)	$9,303	$—	$9,303	$—	$8,985	$—	$8,985	$—

Liabilities:
Interest rate swaps (Note 6)	—	—	—	—	—	—	—	—

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2023 and 2022.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of September 30, 2023 and December 31, 2022.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

of customer acceptance, depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery for point of sale transactions.

The Company enters into contractual arrangements primarily with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company has some long-term contracts that may contain research and development performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. Revenue related to contracts recognized over time do not represent a material portion of the Company’s overall revenue.

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

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income. We consider our costs related to shipping and handling after control over a product has transferred to a customer to be a cost of fulfilling the promise to transfer the product to the customer.

Sales commissions paid to employees as compensation are expensed as incurred for contracts with service periods less than a year. For contracts with service periods greater than a year, these costs have historically been immaterial and are capitalized and amortized over the life of the contract. Commission costs are recorded in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.

Product Warranty

Some of the Company’s manufactured products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements, and is recorded in cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive income.

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning accrued warranty expense	$1,567	$1,427	$1,234	$1,256
Current period claims	(451)	(311)	(802)	(398)
Provision for current period sales	590	81	1,274	339
Ending accrued warranty expense	$1,706	$1,197	$1,706	$1,197

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$11,053	$4,941	$29,047	$(779)

Weighted average shares outstanding - basic	37,586,031	37,289,880	37,515,976	35,697,891
Effect of dilutive securities:
Stock-based awards	344,857	457,734	314,814	—
Weighted average shares outstanding - diluted	37,930,888	37,747,614	37,830,790	35,697,891
Net income (loss) per share:
Basic	$0.29	$0.13	$0.77	$(0.02)
Diluted	$0.29	$0.13	$0.77	$(0.02)

For the nine months ended September 30, 2022, 7,363 restricted stock awards were excluded from diluted weighted average shares outstanding because the impact would be anti-dilutive due to a net loss in the period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 includes an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The use of forecasted information is intended to incorporate more timely information in the estimate of expected credit loss. In November 2019, the FASB issued additional guidance which extends the effective date of ASU 2016-13 for emerging growth companies to begin in fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which began to be phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). On May 31, 2023, we amended our 2021 credit agreement and interest rate swap agreements to affect the transition from LIBOR to SOFR. In connection with these amendments, the Company adopted ASU 2020-04 in the second quarter of 2023. In doing so, the Company elected to adopt the suite of optional expedients when analyzing the amendment to the credit agreement and related interest swaps.  As such, the amendments to the Company’s 2021 credit agreement and swap agreements, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2.    ACQUISITIONS

Radar Acquisition

On January 11, 2022, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of Radar Leather Division S.r.l. (“Radar”), a premier family-owned duty gear business based in Italy that specializes in the production of high-quality holsters, belts, duty belts, and other accessories.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The full amount of goodwill of $7,101 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Radar prior to the acquisition. Radar revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our condensed consolidated financial statements and consequently we have not included any pro-forma information.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The full amount of goodwill of $8,708 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Cyalume prior to the acquisition. Cyalume revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition was not material to our condensed consolidated financial statements and consequently we have not included any pro-forma information.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. state and local agencies (a)	$75,584	$64,359	$212,965	$188,724
Commercial	9,525	11,211	30,834	33,572
U.S. federal agencies	13,355	16,652	42,484	34,014
International	25,821	18,264	69,194	74,789
Other	829	1,068	2,472	3,093
Net sales	$125,114	$111,554	$357,949	$334,192

(a) Includes all Distribution sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$99,293	$93,290	$288,755	$259,403
International	25,821	18,264	69,194	74,789
Net sales	$125,114	$111,554	$357,949	$334,192

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are reversed into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $3,893 and $4,615 as of September 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three and nine months ended September 30, 2023 from amounts included in contract liabilities as of December 31, 2022 was $407 and $2,752, respectively.

Remaining Performance Obligations

As of September 30, 2023, we had $17,620 of remaining unfulfilled performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2023. We expect to recognize approximately 58% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finished goods	$30,701	$25,208
Work-in-process	9,004	7,466
Raw materials and supplies	42,841	37,599
Total	$82,546	$70,273

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and nine months ended September 30, 2023:

	Product	Distribution	Total
Balance, December 31, 2022	$78,960	$2,616	$81,576
Measurement period adjustments	(593)	—	(593)
Foreign currency translation adjustments	309	—	309
Balance, March 31, 2023	$78,676	$2,616	$81,292
Measurement period adjustments	200	—	200
Foreign currency translation adjustments	68	—	68
Balance, June 30, 2023	$78,944	$2,616	$81,560
Foreign currency translation adjustments	(348)	—	(348)
Balance, September 30, 2023	$78,596	$2,616	$81,212

Gross goodwill and accumulated impairment losses was $88,797 and $7,585, respectively, as of September 30, 2023 and $89,161 and $7,585, respectively, as of December 31, 2022.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$85,680	$(64,337)	$21,343	11
Technology	15,974	(11,793)	4,181	8
Tradenames	6,513	(5,126)	1,387	4
Non-compete agreements	980	(980)	—	4
	$109,147	$(82,236)	$26,911
Indefinite lived intangibles:
Tradenames	17,422	—	17,422	Indefinite
Total	$126,569	$(82,236)	$44,333

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company recorded amortization expense of $2,155 and $2,274 for the three months ended September 30, 2023 and 2022, respectively, of which $55 and $134 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the nine months ended September 30, 2023 and 2022 was $6,308 and $6,671, respectively, of which $372 and $314 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

The estimated amortization expense for definite-lived intangible assets for the remaining three months of 2023, the next four years and thereafter is as follows:

Remainder of 2023	$1,477
2024	5,013
2025	3,053
2026	2,656
2027	2,479
Thereafter	12,233
Total	$26,911

6.    DEBT

The Company’s debt is as follows:

	September 30, 2023	December 31, 2022
Short-term debt:
Insurance premium financing	$3,251	$2,211
Current portion of term loan	10,000	10,000
	$13,251	$12,211
Long-term debt:
Revolver	—	—
Term loan	131,064	138,564
Other	509	512
	$131,573	$139,076
Unamortized debt discount and debt issuance costs	(1,264)	(1,600)
Total long-term debt, net	$130,309	$137,476

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining three months of 2023, the next four years and thereafter:

Remainder of 2023	$2,500
2024	10,127
2025	10,127
2026	118,691
2027	128
Total principal payments	$141,573

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

There were no amounts outstanding under the Revolving Loan as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there were $2,613 in outstanding letters of credit and $97,387 of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable margin for these borrowings ranges from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.60% to 2.60% per annum, in the case of SOFR (and prior to May 31, 2023, on LIBOR) borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee ranges between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2022 until the quarter ended September 30, 2023, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2023 and December 31, 2022.

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

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of September 30, 2023, we had the following interest rate swap agreements (the “Swap Agreements”):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$100,000	0.812%
May 31, 2023 through July 23, 2026	$50,000	3.905%

On May 31, 2023, concurrent with the third amendment to the 2021 Credit Agreement, we amended our $100,000 notional amount swap agreement to reflect the change from LIBOR to SOFR. In addition, we entered into an additional $50,000 notional amount interest

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

rate swap to further mitigate our interest rate exposure on our floating rate debt. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR (5.32% as of September 30, 2023).

During the nine months ended September 30, 2023, there were no interest rate swap agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	September 30, 2023	December 31, 2022
Other current assets	$4,550	$3,619
Other assets	$4,753	$5,366

A cumulative gain, net of tax, of $6,755 and $6,739 as of September 30, 2023 and December 31, 2022, respectively, is recorded in accumulated other comprehensive income.

The amount of gain, net of tax, recognized in other comprehensive (loss) income for the three months ended September 30, 2023 and 2022 was $1,131 and $2,350, respectively. There was a gain, net of tax, of $884 and $252 reclassified from accumulated other comprehensive income into earnings for the three months ended September 30, 2023 and 2022, respectively.

The amount of gain, net of tax, recognized in other comprehensive (loss) income for the nine months ended September 30, 2023 and 2022 was $2,281 and $6,414, respectively. There was a gain, net of tax, of $2,266 and $106 reclassified from accumulated other comprehensive income into earnings for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, approximately $4,449 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

7.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. In response, Safariland, LLC

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

timely filed its notice of appeal with the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”).  Safariland and Plaintiff have filed their appeal briefs, and oral arguments were held on October 25, 2022. On August 21, 2023, the Seventh Circuit affirmed the judgment of the district court. In accordance with the Company’s applicable insurance policies, the Company was fully indemnified. The insurer satisfied the judgment and a release of the judgment was entered on September 11, 2023. Accordingly, this matter is now closed.

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

8.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of September 30, 2023, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The Company’s effective tax rate was 28.0% and 28.4% for the three months ended September 30, 2023 and 2022, respectively, and 28.3% and 76.5% for the nine months ended September 30, 2023 and 2022, respectively.  Our effective tax rate for the three and nine months ended September 30, 2023 and 2022 differs from our statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

9.     COMPENSATION PLANS

Long-Term Incentive Plan

In March 2021, the Company initiated a cash-based long-term incentive plan. Each award granted under the plan shall be eligible to vest in three equal annual installments over a period of three consecutive one-year performance periods, with each installment of the award vesting on the last day of the applicable performance period, subject to the achievement of the performance metrics established by the board of directors for the applicable annual performance period. Compensation expense related to this plan was $185 and $375 for the three months ended September 30, 2023 and 2022, respectively, and $489 and $933 for the nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative in the Company’s condensed consolidated statements of operations and comprehensive income.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

On March 9, 2022, the Company’s board of directors modified the performance condition, specifically the definition of a qualifying exit event, in the cash-based executive compensation plan. In addition, the board of directors approved the settlement of the majority of vested and unvested units in common stock rather than cash, which resulted in a change in classification of those outstanding units from liability to equity. As a result, modification of the units occurred on March 9, 2022 with a grant date fair value of $23.45, the closing stock price of the Company on the date of modification. There were 632,500 units that vested on March 18, 2022 and 801,000 units that vest in equal amounts on the second and third anniversaries of the plan. The Company recognized compensation expense of $22,100 in selling, general and administrative in the Company’s condensed consolidated statements of operations and comprehensive income on the modification date. Unrecognized compensation expense related to the unvested units was $11,516 as of the modification date.

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

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$6,643	$8,489

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,192	$3,773
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	3,603	4,965
Total lease liabilities		$6,795	$8,738

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Fixed operating lease costs(1)	$954	$3,019
Variable operating lease costs	511	1,267
Total	$1,465	$4,286

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	2.30	2.62

Weighted average discount rate:
Operating leases	3.06%	2.96%

The approximate future minimum lease payments under operating leases as of September 30, 2023 are as follows:

Remainder of 2023	$1,090
2024	3,250
2025	1,835
2026	768
2027	134
Thereafter	8
Total future lease payments	7,085
Less: Amount representing interest	(290)
Present value of lease liabilities	$6,795

Supplemental cash flow information related to leases is as follows:

September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,063

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $116 and $112 for the three months ended September 30, 2023 and 2022, respectively, and $379 and $346 for the nine months ended September 30, 2023 and 2022, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

During the nine months ended September 30, 2022, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

●	$1,000 for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
●	$2,000 for services related to the Company’s secondary offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s condensed consolidated balance sheets.

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

	Three Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$108,495	$24,208	$(7,589)	$125,114
Cost of goods sold	60,380	18,724	(7,593)	71,511
Gross profit	$48,115	$5,484	$4	$53,603

	Three Months Ended September 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$92,718	$26,012	$(7,176)	$111,554
Cost of goods sold	54,125	20,859	(7,170)	67,814
Gross profit	$38,593	$5,153	$(6)	$43,740

	Nine Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$305,057	$74,594	$(21,702)	$357,949
Cost of goods sold	171,204	57,200	(21,423)	206,981
Gross profit	$133,853	$17,394	$(279)	$150,968

	Nine Months Ended September 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$277,941	$73,836	$(17,585)	$334,192
Cost of goods sold	166,192	$58,437	$(17,587)	207,042
Gross profit	$111,749	$15,399	$2	$127,150

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales	$125,114	$111,554	$357,949	$334,192
Net income (loss)	$11,053	$4,941	$29,047	$(779)
Adjusted EBITDA(1)	$23,731	$20,741	$65,128	$53,346
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income (loss), the most directly comparable U.S. GAAP financial measure.

Net sales increased by $13.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of higher domestic demand for armor products, large international orders for crowd control products partially offset by agency decreased demand for hard goods. Net sales increased by $23.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of higher demand for armor and crowd control products, as well as recent acquisitions, partially offset by a decrease from large international orders for explosive ordinance disposal products fulfilled in the prior year.

Net income increased by $6.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of an increase in gross profit, partially offset by an increase in selling, general and administrative expenses. Net income increased by $29.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of recent acquisitions, an increase in net sales, an increase in gross profit margin, and a decrease in stock compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Orders backlog	$126,184	$117,873

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

Orders backlog increased by $8.3 million as of September 30, 2023 compared to December 31, 2022, primarily due to increases of $9.7 million from explosive ordinance disposal products, including remotely operated vehicles, and $3.5 million from duty gear, partially offset by reductions of $2.8 million from chemiluminescent payloads and $2.3 million from the Distribution segment.

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

The following table presents data from our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands unless otherwise noted):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
	(Unaudited)	(Unaudited)	% Chg	(Unaudited)	(Unaudited)	% Chg
Net sales	$125,114	$111,554	12.2%	$357,949	$334,192	7.1
Cost of goods sold	71,511	67,814	5.5%	206,981	207,042	(0.0)
Gross profit	53,603	43,740	22.5%	150,968	127,150	18.7

Operating expenses
Selling, general and administrative	36,314	31,732	14.4%	105,615	118,431	(10.8)
Restructuring and transaction costs	439	1,578	(72.2)%	1,132	3,380	(66.5)
Related party expense	116	112	3.6%	379	1,346	(71.8)
Total operating expenses	36,869	33,422	10.3%	107,126	123,157	(13.0)
Operating income	16,734	10,318	62.2%	43,842	3,993	998.0

Other expense
Interest expense	(1,073)	(1,567)	(31.5)%	(3,727)	(4,496)	(17.1)
Other (expense) income, net	(315)	(1,851)	(83.0)%	395	(2,812)	(114.0)
Total other expense, net	(1,388)	(3,418)	(59.4)%	(3,332)	(7,308)	(54.4)

Income (loss) before provision for income taxes	15,346	6,900	122.4%	40,510	(3,315)	(1,322.0)
(Provision) benefit for income taxes	(4,293)	(1,959)	119.1%	(11,463)	2,536	(552.0)

Net income (loss)	$11,053	$4,941	123.7%	$29,047	$(779)	(3,828.8)

The following tables present segment data for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$108,495	$24,208	$(7,589)	$125,114
Cost of goods sold	60,380	18,724	(7,593)	71,511
Gross profit	$48,115	$5,484	$4	$53,603

	Three Months Ended September 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$92,718	$26,012	$(7,176)	$111,554
Cost of goods sold	54,125	20,859	(7,170)	67,814
Gross profit	$38,593	$5,153	$(6)	$43,740

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$305,057	$74,594	$(21,702)	$357,949
Cost of goods sold	171,204	57,200	(21,423)	206,981
Gross profit	$133,853	$17,394	$(279)	$150,968

	Nine Months Ended September 30, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$277,941	$73,836	$(17,585)	$334,192
Cost of goods sold	166,192	$58,437	$(17,587)	207,042
Gross profit	$111,749	$15,399	$2	$127,150

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

Net sales. Product segment net sales increased by $15.8 million, or 17.0%, from $92.7 million to $108.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increases of $10.0 million from higher domestic demand for armor products and $5.9 million as a result of large international orders for crowd control products. Distribution segment net sales decreased by $1.8 million, or 6.9%, from $26.0 million to $24.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to decreased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $7.6 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $6.3 million, or 11.6%, from $54.1 million to $60.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increased volume and increased costs to manufacture product (principally material and labor), partially offset by prior year increases from the amortization of inventory step up adjustments related to 2022 acquisitions, product mix and productivity. Product segment gross profit as a percentage of net sales increased by 270 basis points to 44.3% for the three months ended September 30, 2023 from 41.6% for the three months ended September 30, 2022, mainly driven by favorable pricing, product mix and productivity, partially offset by inflation and pressure from a stronger Mexican peso. Distribution segment cost of goods sold decreased by $2.2 million, or 10.2%, from $20.9 million to $18.7 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales increased by 290 basis points to 22.7% for the three months ended September 30, 2023 from 19.8% for the three months ended September 30, 2022, mainly driven by favorable mix. Reconciling items consisting primarily of intercompany eliminations were $7.6 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative. Selling, general and administrative increased by $4.6 million, or 14.4%, for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to employee compensation and related benefits and commissions.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $1.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense.  Related party expense, which primarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, remained consistent for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $0.5 million, or 31.5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in outstanding borrowings.

Other (expense) income, net. Other expense, net was $0.3 million for the three months ended September 30, 2023 as compared to $1.9 million for the three months ended September 30, 2022, primarily due to changes in foreign currency exchange rates.

(Provision) benefit for income taxes. Income tax provision was $4.3 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022. The effective tax rate was 28.0% and 28.4% for the three months ended September 30, 2023 and 2022, respectively, and differed from the statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

Net sales. Product segment net sales increased by $27.2 million, or 9.8%, from $277.9 million to $305.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to $17.2 million from higher demand for armor products, $8.7 million from higher demand for crowd control products, and $8.1 million from recent acquisitions, partially offset by a reduction of $6.6 million from large international orders for explosive ordnance disposal products fulfilled in the prior year. Distribution segment net sales increased by $0.8 million, or 1.0%, from $73.8 million to $74.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $21.7 million and $17.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $5.0 million, or 3.0%, from $166.2 million to $171.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to increased volume and increasing costs to manufacture product (principally material and labor), partially offset by prior year increases from the amortization of inventory step up adjustments related to 2022 acquisitions, product mix and productivity. Product segment gross profit as a percentage of net sales increased by 367 basis points to 43.9% for the nine months ended September 30, 2023 from 40.2% for the nine months ended September 30, 2022, mainly driven by favorable pricing, product mix and productivity, partially offset by inflation and pressure from a stronger Mexican peso. Distribution segment cost of goods sold decreased by $1.2 million, or 2.1%, from $58.4 million to $57.2 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to decreased volume, partially offset by costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 246 basis points to 23.3% for the nine months ended September 30, 2023 from 20.9% for the nine months ended September 30, 2022, mainly driven by favorable product mix within the agency channel. Reconciling items consisting primarily of intercompany eliminations were $21.4 million and $17.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative. Selling, general and administrative decreased by $12.8 million, or 10.8%, for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to a $22.3 million decrease in stock-based compensation expense, slightly offset by an increase in employee compensation and related benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $2.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense.   Related party expense, which consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $1.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Cyalume in 2022.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense decreased by $0.8 million, or 17.1%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in outstanding borrowings.

Other (expense) income, net. Other income, net was $0.4 million for the three months ended September 30, 2023 as compared to Other expense, net of $2.8 million for the three months ended September 30, 2022, primarily due to changes in foreign currency exchange rates.

(Provision) benefit for income taxes. Income tax provision was $11.5 million for the nine months ended September 30, 2023 compared to a tax benefit of $2.5 million for the nine months ended September 30, 2022. The effective tax rate was 28.3% and 76.5% for the nine months ended September 30, 2023 and 2022, respectively, and differed from the statutory rate primarily due to state taxes and executive compensation, partially offset by research and development tax credits.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$11,053	$4,941	$29,047	$(779)
Add back:
Depreciation and amortization	4,165	3,939	12,385	11,319
Interest expense	1,073	1,567	3,727	4,496
Provision (benefit) for income taxes	4,293	1,959	11,463	(2,536)
EBITDA	$20,584	$12,406	$56,622	$12,500
Add back:
Restructuring and transaction costs(1)	439	1,578	1,132	4,380
Other expense (income), net(2)	315	1,851	(395)	2,812
Stock-based compensation expense(3)	2,208	2,820	7,060	29,361
Stock-based compensation payroll tax expense(4)	—	—	220	305
LTIP bonus(5)	185	375	489	933
Amortization of inventory step-up(6)	—	1,711	—	3,055
Adjusted EBITDA	$23,731	$20,741	$65,128	$53,346
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees, and $1.0 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022.
(2)	Reflects the “Other (expense) income, net” line item on our condensed consolidated statement of operations and comprehensive income and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.

Adjusted EBITDA increased by $3.0 million for the three months ended September 30, 2023 as compared to 2022, primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses. Adjusted EBITDA increased by $11.8 million for the nine months ended September 30, 2023 as compared to 2022, primarily due to an increase in net sales, an increase in gross profit margin and recent acquisitions.

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

For the nine months ended September 30, 2023, net cash provided from operating activities totaled $46.3 million and as of September 30, 2023, cash and cash equivalents totaled $69.4 million. We believe that our cash flows from operations and cash on

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2023 and December 31, 2022, we had $143.6 million and $149.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there were $2.6 million in outstanding letters of credit and $97.4 million of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable margin for these borrowings ranges from 0.50% to 1.50% per annum, in the case of base rate borrowings, and 1.60% to 2.60% per annum, in the case of SOFR (and prior to May 31, 2023, on LIBOR) borrowings, in each case based upon the level of the Company’s consolidated total net leverage ratio.

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of November 3, 2023, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the 2021 Credit Agreement, as amended, does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.15, 10.16 and 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2022 as well to Exhibit 10.1 attached to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and are incorporated herein by reference as though fully set forth herein.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2023 and December 31, 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of November 3, 2023, there were no amounts outstanding under the Revolving Canadian Loan.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$46,260	$29,501
Net cash used in investing activities	(4,042)	(57,977)
Net cash (used in) provided by financing activities	(18,184)	31,210
Effects of foreign exchange rates on cash and cash equivalents	92	(241)
Change in cash and cash equivalents	24,126	2,493
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$69,412	$36,350

Net cash provided by operating activities

During the nine months ended September 30, 2023, net cash provided by operating activities of $46.3 million resulted primarily from net income of $29.0 million, a $12.4 million add back to net income for depreciation and amortization, a $7.1 million add back to net income for stock-based compensation and changes in operating assets and liabilities of $3.3 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $3.4 million, an increase in inventories of $12.2 million and an increase in accounts payable and other liabilities of $8.6 million.

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

Net cash used in investing activities

During the nine months ended September 30, 2023, we used $4.0 million of cash in investing activities, primarily consisting of $4.2 million for purchases of property and equipment.

During the nine months ended September 30, 2022, we used $58.0 million of cash in investing activities, consisting of $19.4 million for the acquisition of Radar, $35.7 million for the acquisition of Cyalume and $2.9 million for purchases of property and equipment.

Net cash (used in) provided by financing activities

During the nine months ended September 30, 2023, we used $18.2 million of cash in financing activities, primarily consisting of principal payments on term loans of $7.5 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $9.0 million.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. While our significant accounting policies are described in more detail in notes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of September 30, 2023.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of September 30, 2023, we had $141.1 million in outstanding floating rate debt, which bears interest at one-month SOFR (5.32% as of September 30, 2023) plus 1.60%.

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

We performed a sensitivity analysis on the principal amount of debt as of September 30, 2023, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $1.4 million on the principal amount of debt and would have an immaterial effect when including the effect of our Swap Agreements.

As of September 30, 2023, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$100,000	0.812%
May 31, 2023 through July 23, 2026	$50,000	3.905%

During the nine months ended September 30, 2023, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk primarily for the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We do not currently hedge our foreign currency transaction or translation exposure, though we have done so in the past and may do so in the future. Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2023. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2023, excluding unrealized gains or losses from remeasurement.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

CADRE HOLDINGS, INC.
Date: November 8, 2023	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)