Form 10-K
period 2023-12-31
Cadre Holdings, Inc.
filed 2024-03-12
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

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

The aggregate market value of the shares of Cadre Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2023 was $300,482,938 based on the closing price of $21.80 as reported by the New York Stock Exchange.

As of March 8, 2024, there were 37,587,436 shares of common stock, par value $0.0001, outstanding

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholder, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the increased expenses associated with being a public company and the related increased disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired, including, without limitation, ICOR Technology Inc. (“ICOR”) and Alpha Safety Intermediate, LLC (“Alpha Safety”), and may acquire in the future; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

Business Overview

For over 60 years, we have been a global leader in the manufacturing and distribution of safety equipment for professionals. Our equipment provides critical protection which allows its users to safely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment, duty gear and nuclear safety products through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms, and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance, and regulatory compliance.

Domestically, we are a top provider of safety holsters and soft body armor for first responders, as well as a top provider of nuclear safety solutions. Globally, we are a leading provider of explosive ordnance disposal technician equipment. We believe we have achieved these positions through our high-quality standards, innovation and a direct connection to the end users. We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment in the markets we serve. Our target end user base includes state, local, and international law enforcement, fire and rescue, explosive ordnance disposal technicians, commercial nuclear power plants, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of Defense (“DoD”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”), the Department of Energy (“DoE”), Los Alamos National Laboratories (“LANL”), Waste Isolation Plant (“WIPP”), numerous foreign government agencies and other companies involved in the nuclear industry. We have a large and diverse customer base, with no individual customer representing more than 10% of our total revenue.

Our mission that binds our leading brands as one is Together, We Save Lives. This mission lives in the hearts and minds of our associates around the world and remains in the forefront as we innovate new products and services and focus on processes to bring high quality standards to our customers. In our law enforcement and military focused brands, we are committed to honoring those who put their lives in danger through the SAVES CLUB®, which pays homage to first responders who experience a life-threatening incident in the line of work in which our armor or duty gear contribute to saving their lives. The SAVES CLUB® currently has over 2,180 members and counting.

Our mission is supported by our Cadre Operating Model (“COM”). The COM is a behavior-based, leadership centric, operating model that enables us to create greater value for our customers and stakeholders. It guides how we work, innovate, solve problems, improve and engage with each other, our customers and our communities. In our COM, we define six capabilities that all of our businesses give focus and learn as they master tools in their journey to excellence through our excellence maturity model.

Industry Overview

The market for safety equipment focuses on providing a diverse set of protective and mission enhancing products and solutions to our target end users. The market is driven by multiple factors including customer refresh cycles, growing number of personnel employed, equipment replacement and modernization trends, greater emphasis on public and first responders’ safety, increasing needs to modernize the U.S. nuclear stockpile, increasing demands for energy, and disposal and remediation of nuclear sites and products.

Body Armor, Duty Gear and Explosive Ordnance Disposal

Body armor, duty gear, explosive ordnance disposal equipment are key product areas in the safety equipment market. Law enforcement personnel growth is a significant driver for our business. The U.S. Bureau of Labor Statistics projects that the number of openings for law enforcement personnel in the U.S. to be 64,500 on average over the decade from 2022 to 2032. Demand for first responder safety equipment is also fueled by increasing law enforcement budgets and increases in expenditures per officer.

In addition, increasing mandatory body armor use and refresh policies, and evolving technical standards continue to drive the need for safety equipment for first responders. The significant increase (66.7%) in active shooter incidents since 2018, continues to be a tailwind that leaves law enforcement agencies with making the decision to upgrade body armor or armored equipment that provides higher protection to officers due to these threats. Meanwhile, the explosive ordnance disposal equipment market is driven by the continued emergence of new global threats while duty gear is driven mainly by product use and replacement cycles as a result of changing or accessorizing firearms.

Our management estimates the serviceable available market for soft body armor (including tactical soft armor) to be approximately $870 million. We also estimate explosive ordnance disposal equipment to have an addressable market of approximately $245 million over the seven-to-ten year life cycle of the products’ installed base. Finally, the annual addressable market for safety holsters for the global law enforcement and military is estimated to be approximately $380 million.

The international law enforcement market is also poised for growth as foreign governments face increasingly complex safety challenges and seek to replace legacy equipment. Additionally, we foresee the demand for safety equipment from overseas markets to increase due to heightened awareness of the importance and effectiveness of such products and as countries are exposed to new threats. Our management estimates our addressable number of total law enforcement personnel outside the U.S. to be approximately 9.7 million, representing a substantial market opportunity.

Nuclear Safety Products

The demand drivers for our highly engineered technical products centers around a global effort to ensure safe nuclear operations and material handling. The three key missions that are highly regulated and that our products and services fulfill are environmental safety, national security and nuclear energy. Any interaction with radioactive waste requires highly engineered safety solutions and domain expertise.

Demand pertaining to environmental safety is fueled by mandated cleanup from the DoE related to a $528 billion liability that exists from legacy defense waste and nuclear research. Demand pertaining to national security is driven by the recent mandate of the DoE and National Nuclear Security Administration to increase production to 80 plutonium pits per year by 2030, which has not regularly occurred since 1989. Lastly, demand pertaining to nuclear energy is driven by both ongoing nuclear plant operation, as well as the decommissioning of nuclear plants. The lifecycle demand restarts as new nuclear plants emerge and new small modular reactor plants grow around the world. Our management estimates the total addressable market for our nuclear safety products to be between $3 billion and $6 billion based on the need for our products by the U.S. government and the U.S. commercial nuclear market.

Our management team believes that the safety equipment industry represents a stable and growing market with long-term opportunities. Given our strong market standing, direct connection to the end users, extensive distribution network, long history of innovations and high-quality standards, we believe we are well positioned to capitalize on the positive market dynamics.

Competitive Strengths

Leading, independent global provider of safety equipment. Our history as a leading provider of high-quality safety equipment dates back to 1964. Our differentiated value proposition is built on superior quality combined with an unwavering focus on critical safety standards, making us a trusted brand name.

Strong market positions. Based on data we collect related to end users and publicly available information on awarded contracts and purchases, we believe we have leading market positions across multiple product categories through superior quality and performance differentiating us from our competition. By way of reference, we sell concealable tactical, hard armor, or duty retention holsters to the majority of the top 50 police departments in the U.S. by size. For explosive ordnance disposal equipment, we are a party to multi-year contracts for the largest bomb suit teams in the world including the DoD. Furthermore, our engineered container solution for the nuclear industry, the SAVY 400, is the only DoE compliant container. Our products continually exceed stringent industry safety standards and are recognized for advancements in performance through innovation and technological enhancement.

Mission-critical products with recurring demand characteristics. Our products provide critical protection to their end users as well as those around them, with limited or no room for error. As a result, stringent safety standards and customary warranty provisions create refresh cycles on over 80% of the equipment we supply via our product segment. Demand associated with these refresh cycles drives a highly predictable recurring revenue stream. The majority of our remaining revenue is associated consumable products driving recurring sales based on replenishment needs.

Attractive macro-economic and secular tailwinds driving demand and visibility for our products. The majority of our end markets are acyclical in nature, as their demand is driven primarily by the first responder budgets, and relatively unaffected by economic cycles. Our business has benefitted from key shifts serving as tailwinds to our growth strategy including the increasing focus on safety, replacement and modernization trends.

Compelling organic and inorganic growth roadmap. Leveraging our differentiated product development process and technical knowhow, leading domestic market position and first mover advantage with our suppliers, we plan to drive profitable organic revenue growth via new product development and geographic expansion. In particular, international expansion is an especially important initiative in our organic growth roadmap due to the significant market share opportunity and increasing investments in safety equipment in various key geographic markets. We expect to supplement our organic growth through a targeted merger and acquisition (“M&A”) program spanning our existing core products and markets as well as attractive adjacencies.

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

Long-term customer relationships across diverse end markets and geographies. We maintain long-term relationships with over 23,000 first responders and federal agencies both domestically and internationally, with many top customer relationships in excess of 15 years. Our global presence spans over 100 countries across North America, Europe and other regions.

Products

We design and manufacture a diversified product portfolio of critical safety equipment. We maintain clear market-leadership positions in certain core product categories including body armor, explosive ordnance disposal equipment and duty gear. Over 80% of our product sales are tied to customary or mandated refresh cycles of between five and ten years, which drives a highly predictable recurring revenue stream. The majority of the remaining revenue is associated consumable products. Our overall strategy is to drive growth by leveraging our leading market shares and competitively differentiated offerings in each of our core product categories, including:

Body Armor. We offer a full range of field-proven advanced armor solutions. Our products incorporate cutting-edge technology, innovative materials and processes in order to provide the best protection, reduce weight and optimize ergonomics for the end user. The majority of our armor products, which comply with the National Institute of Justice (“NIJ”) standards or other applicable standards, are made-to-measure. We recently launched an industry-first partnership to provide law enforcement officers and first responders with the ability to determine their specific size through the use of our 3D body sizing app, XpertFit. In addition, we also launched a highly innovative tactical carrier system, Hyper-X, that increases soft ballistic coverage compared to traditional plate carrier systems, provides enhanced mobility and a large range of adjustments, is extremely adaptable to expand the system with additional accessories, and significantly reduces the overall weight compared to our competition. We also launched a new concealable carrier system, APEX®, that redefines the standard for agility, comfort and protection for officers by containing a four ballistic panel design within a compression fit carrier system that allows the armor to move fluidly with the body.

Our principal body armor product offerings include concealable, corrections and tactical armor, which provide varying levels of protection against ballistic or sharp instrument threats. Our body armor products are sold under the well-known Safariland® and Protech® Tactical brand names. We also sell products in partnership with industry leading developer Hardwire LLC.

Our body armor panels manufactured in the United States are designed to meet applicable ballistic performance standards established by the NIJ. We also manufacture body armor in Canada, England and Lithuania that is certified to meet applicable international armor standards. We also distribute a variety of third-party items, including helmets, plates and face shields for protection from blunt trauma, ballistic threats and explosive shrapnel.

Explosive Ordnance Disposal. We are the global leader of a highly engineered portfolio of critical operator survival suits, remotely operated vehicles, specialty tools, blast sensors, accessories and vehicle blast attenuation seats for bomb safety technicians. As the most trusted brand in the market, Med-Eng is the go-to source for explosive ordnance solutions in the developed world. Our products provide end users with the latest protective technologies integrated with electronic components and communications equipment. The addition of ICOR, acquired in January 2024, gives us the ability to sell a full platform of robots suitable for bomb safety technicians but also meet the needs of law enforcement tactical teams as well.

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

In connection with the mission critical nature of duty gear products, we dedicate significant product development resources to ensure efficient and effective performance of our products. In fact, we launched a new family of duty holsters, the SafariVault®. The product was engineered for extreme durability and a long list of use enhancements like magnetic slide guide to aid holstering a weapon, more prominent release lever button, a new auto-tension device to eliminate rattle, and many more. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland®, Radar® and Bianchi® brands.

Nuclear Safety. Founded in 1986, Alpha Safety is a global provider of highly engineered technical products and services spanning the nuclear value chain. Its partnership with key customers is approaching 40 years. We offer turnkey solutions to customers who rely on its decades of design, application and technical know how to protect critical operational personnel and the environment. Select customers include the DoE, LANL, WIPP and Veolia.

Other Protective Equipment. Supplementary to our core product offerings, we design, manufacture, assemble, and market a suite of equipment to round out our product portfolio. Key products include chem light solutions, communications gear, forensic and investigation products, firearms cleaning solutions, and crowd control products. These products are marketed under several well-known niche brands. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition.

Growth Strategy

Our growth plan consists of a multi-pronged approach that includes driving profitable core revenue growth through new product introductions and international market expansion combined with targeted acquisitions, enhanced through our operating model.

Profitable Core Revenue Growth. We believe that our leading market positions across a range of core categories will continue to yield significant growth opportunities. Our management team is focused on delivering new product launches, increasing customer wallet share, executing on key new contract opportunities and expanding our high-margin e-commerce and direct-to-consumer capabilities to continue to drive revenue growth. Examples of recent product innovation include the development of a 3D body sizing solution for soft armor, introduction of our next generation holsters, a new tactical armor solution, a new concealable armor solution, a variety of consumer-focused holsters and working with key suppliers on the use of emerging materials for utilization in new armor products.

International Market Expansion. We are also committed to increasing our market share internationally. Given our leading domestic market position and our products’ high-quality standards and performance, we believe we are well positioned to take advantage of the growth in international demand for safety equipment for first responders. We intend to penetrate certain international markets through leveraging existing relationships, building local market teams and expansion into relevant market adjacencies.

Targeted M&A Program. To supplement organic growth and internal research and development, our management team has historically undertaken a targeted M&A program, completing 16 transactions to date. These strategic acquisitions have allowed us to expand our product and technology offerings, enter new markets and expand geographically to achieve attractive returns in our invested capital period.

We maintain a robust pipeline of opportunistic M&A opportunities, spanning our existing core products and markets as well as attractive adjacencies within the safety landscape. We plan to utilize our free-cash-flow generation and historical success in acquisitions to drive favorable acquisition structures and efficient integration. Our operating model, passion around connecting with customers and expansive channel help maximize the value created from our acquisitions.

Continuous Margin Improvement Initiatives. Our management team has shown a strong track record of achieving cost structure optimization to drive operating leverage, as evidenced by past years’ margin improvements. Our operating model starts with complexity reduction then uses lean tools and methods to continuously improve operational and commercial processes. Strategic initiatives completed over the past few years including, among others, rationalizing the Company’s manufacturing footprint, divesting non-core activities, enhancing our supply chain and optimizing customer relationships and key contracts. Together these activities have helped enhance the Company’s manufacturing and sales operations, ultimately driving profitability growth.

Customers and Selling Channels

We sell our products through distributors and work directly with agencies to effectively reach end users. We classify our customers into four categories: U.S. State and Local Agencies, International, U.S. Federal Agencies, and Commercial (which includes our direct-to-consumer sites).

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

U.S. Federal Agencies. We sell to a variety of federal agencies including the DoS, DoD, DoI, DoJ, DHS Inc. and DoE. Furthermore, we have long-standing contracts with key departments within the U.S. Army, U.S. Air Force, U.S. Navy and U.S. Marine Corps.

Commercial. Our Commercial channel consists primarily of sales through largely recognized e-commerce companies and retailers as well as through our own e-commerce sites.

We service each of our channels through in-field technical salespeople and an owned distribution network. Our traditional distribution network consists of longstanding distribution partners and agents, retailers and e-commerce platforms and our own website where we sell directly to the end user. We pair our in-house expertise with outside partners in order to provide our customers with the best service possible while maintaining a real-time understanding of end user needs. In total, we have 67 salespeople domestically and 24 internationally. We believe that by combining our third party network with our in-house salesforce and our extensive owned distribution network, we create continuous customer interaction and best- in-class service and training, providing us with a distinct advantage over our peers.

Our brand name recognition and reputation among our customers, diversified product line and extensive distribution network are central to our marketing strategy.

Manufacturing and Raw Materials

We operate a global manufacturing footprint with 21 sites across North America and Europe. Each site has capacity to scale up without significant further material investment in machinery and equipment. Additionally, we manage a diverse global supplier base of leading textile, fabric and raw material providers. We have multiple sources for each input in order to limit our dependency on any single vendor. No supplier makes up more than 10% of total purchases.

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

Our primary competitors include, but are not limited to, Point Blank Enterprises, Inc., Avon Protection Systems, Inc., Central Lake Armor Express, Inc. (d/b/a Armor Express), Alien Gear Holsters, as well as the Blackhawk division of Vista Outdoor Inc. None of our competitors across individual product categories compete in each of our product verticals, making us the only one-stop provider of critical safety equipment solutions in the market.

Certain of our products cross over into the broader outdoor and recreation market, which is highly fragmented and highly competitive. While we believe that acceptance in this market is principally driven by the ability to bring new and innovative products to market, price point is critical.

Human Capital

We have a total of 2,435 employees. Of these employees, 1,838 were engaged in manufacturing, 232 in sales, marketing, product management and customer support, 191 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 133 in R&D, technical engineering, manufacturing engineering and project management, 26 retail store associates and 15 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

Research and Development

Our significant IP portfolio combined with best-in-class product development and advanced materials processing separates us from our competitors. We have dedicated research and development centers at our manufacturing sites that specialize in product categories, including ballistics developments and state-of-the-art testing laboratory in Ontario, California, blast impact and technology development for explosive ordnances in Ottawa, Canada, and holster development and design in Jacksonville, Florida and Ontario, California, each of which focus on quality and product performance in order to generate critical real-time feedback. We aim to achieve efficient integration of quality materials and latest technologies to develop our products, which will allow us to leverage our first mover advantage from our suppliers.

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

We own a total of 520 patents and pending patent applications worldwide, of which 428 are patents granted and 92 are pending patent applications, with expiry dates ranging from 2023 to 2048 in 35 jurisdictions. Of those 520 patents and pending patent applications, 355 are for utility patents and 159 are for design patents. We own patents and pending patent applications in the United States, Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom, as well as in the European Union.

The loss of patent protection for patents expiring in 2024 is not expected to have a material effect on our business.

Our material registered trademarks include SAFARILAND® and MED-ENG®.

The following table describes the material patents and patent applications owned or licensed by us, segregated by product category, including the range of expiry dates:

			Range of		Range of
		Number of	Expiration	Number of	Expiration Dates
		Patents	Dates for	Pending Patent	(if Pending Patent
Product Category	Ownership	Granted	Granted Patents	Applications	Granted)
Body Armor	Safariland, LLC	38	2025- 2048	3	2043
Duty Gear	Safariland, LLC	107	2025 - 2048	43	2038 - 2043
Duty Gear	Radar Leather Division S.r.l.	65	2024 – 2039	1	2039
EOD	Med-Eng, LLC	93	2023 – 2045	1	2034
Crowd Control	Defense Technology, LLC	41	2026 – 2048	9	2038 – 2048
Crowd Control	Safariland, LLC	1	2032	—	—
Crowd Control	Radar Leather Division S.r.l.	5	2029 – 2031	—	2031
Other – Diversified	Safariland, LLC	31	2025 – 2048	2	2042 – 2043
Other – Diversified	Cyalume Technologies	41	2027 – 2042	33	2038 – 2042
Nuclear Safety	NucFil, LLC	6	2027 – 2036	—	—

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

The transportation of certain of our products is subject to U.S. Department of Transportation Hazardous Material Regulations (“HMR”), which govern the transportation of hazardous and radioactive materials in interstate, intrastate, and foreign commerce. Prior to transportation into and within the United States, explosives must be tested and classified by the U.S. Department of Transportation.

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

The operations of our Alpha Safety business are highly regulated by the U.S. Government, including without limitation, the U.S Nuclear Regulatory Commission (“NRC”), the DoE as well as the states of New Mexico, Colorado and Connecticut where its operations are located.

Environmental Laws and Regulations

Our operations are subject to a variety of federal, state, and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of hazardous materials including, without limitation, radioactive materials and waste; the restoration of damages to the environment; and health and safety matters. We have an excellent workplace safety track record and believe that our operations are in material compliance with these laws and regulations. We incur expenses in complying with environmental requirements and could incur higher costs in the future as a result of more stringent requirements that may be enacted in the future.

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

Risk Factor Summary

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren B. Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $141.3 million of which was outstanding as of December 31, 2023.
●	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

●	We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.

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

We are subject to federal licensing requirements with respect to the export of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our sales, operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, Justice, Treasury, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency, the U.S. Bureau of Alcohol, Tobacco and Firearms, Nuclear Regulatory Commission, U.S. Department of Energy, and the Equal Employment Opportunity Commission. The U.S. Bureau of Alcohol, Tobacco and Firearms also regulates our manufacturing and distribution of certain destructive devices, firearms, and explosives. We also ship toxic, hazardous and radioactive materials, and in doing so, must comply with the regulations of the U.S. Department of Transportation for packaging and labeling. We are also required to comply with Controlled Goods Directorate Registration regime in Canada for explosive ordnance disposal products. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require export authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on re-export restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements.

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

In addition, we are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material adverse effect on our business, results of operations, and financial condition.

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

A widespread outbreak of disease can adversely affect the operation of our customers’ businesses, which could lead to a material decline in demand for our products and services and our customers’ ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors’ and suppliers’ businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the Company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our operating results and borrowing capacity, which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the Company’s shares as well as increase the cost to the Company to raise equity capital. Any and all of the above situations could have a material adverse impact on our operations, results of operations, financial condition, liquidity and business outlook. Beginning in 2020, we felt the impact of the COVID-19 pandemic and related shelter-in-place orders which materially reduced the demand for many of our customers’ products and services which consequently negatively impacted the demand for our products and services from time to time. The pandemic also resulted in thousands of hours of lost work time for our employees due to illness or steps taken to reduce the spread of the COVID-19 virus, as well as significant supply chain logistics issues that affected our inventory and revenues.

While our customers have resumed business operations that are similar to pre-COVID activities, we cannot predict whether future variants of COVID-19 or other pandemics might cause further slowdowns of cessation of business activities. As a result, we cannot predict the impact that pandemics akin to COVID-19 might have on our business and operating results in the future.

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

Fixed-price contracts represented approximately 11% and 60% of 2023 Product and Distribution segment net sales, respectively.

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

We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

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

We rely on information technology systems, including third-party cloud-based solutions, and any failure of these systems, including, without limitation, due to outages and/or cyberattacks, may result in disruptions or outages, loss of processing capabilities, and/or loss of data, any of which may have a material adverse effect on our business, operations, and financial results.

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

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, our business, operations, and financial results could be materially and adversely affected.

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

Our significant payment obligations under the terms of our long-term debt, $141.3 million of which was outstanding as of December 31, 2023, together with any additional indebtedness we may incur in the future (including under the 2021 Credit Agreement (herein defined)), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

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

The success of our business depends significantly on our ability to hire and retain quality team members, which include but are not limited to managers and other personnel. Competition for non-entry-level personnel, particularly those with experience in our industry, is highly competitive. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the workforce of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our vendors and customers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

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

Alpha Safety’s nuclear operations subject us to various environmental, regulatory, financial and other risks.

Alpha Safety’s operations involve the design and manufacture of nuclear waste handling, transportation, and storage products, as well as radioactive material identification, protection, and alarms systems and services, including onsite support services, for commercial and governmental sectors, and subjects us to various risks, including:

• potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

• unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC and other government agencies;

• limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

• potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.

Alpha Safety’s operations are subject to various safety-related requirements imposed by the U.S. Government, including the DoE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures which could have a material adverse effect on our business, results of operations, and financial condition.

Alpha Safety’s business engages in the design and manufacture of nuclear waste and/or radioactive materials handling, transportation, and storage products, and environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in liability without regard to fault or negligence.

Alpha Safety’s operations involve the design and manufacture of nuclear waste and/or radioactive materials handling, transportation, and storage products, as well as radioactive material identification, protection, and alarms systems and services, including onsite support services, for commercial and governmental sectors.

A release of nuclear waste and/or radioactive material could pose a health risk to humans or animals. If an accident were to occur, its severity would depend on the volume of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these hazardous materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values.

Alpha Safety also supplies equipment and services to operators of nuclear energy facilities including, facilities operated by the DOE. Pursuant to the Price-Anderson Act, the DoE has provided PAA indemnification by incorporating its Nuclear Hazards Indemnity Agreement into contracts deemed to involve a risk of nuclear liability, which such indemnity protects subcontractors in work that entails radiological risk. If an incident or evacuation is not covered under DoE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

While the DoE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from the DoE and the DoE may determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on a nuclear energy facility due to a nuclear incident. These claims could include allegations of damages that are not covered by the Price-Anderson Act. If the DoE were to determine that the Price-Anderson Act did not apply to any claims or allegations asserted against Alpha Safety, we would have to pay all or part of any damages awarded as a result of such claims and the cost to us, including legal fees, could adversely affect our results of operations and financial condition.

The Price-Anderson Act’s indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DoE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our financial condition and results of operations.

In Alpha Safety’s contracts, it seeks to protect itself from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that Alpha Safety’s or its customers’ insurance will cover all the liabilities it has assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

Alpha Safety maintains insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in many of our contracts. These policies do not protect against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

Alpha Safety’s business may suffer if it or its employees are unable to obtain the security clearances or other qualifications needed to perform services for its customers.

Alpha Safety derives a portion of its revenue from programs with the U.S. government and its agencies that provide access to classified information, technology, facilities or programs. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, and is subject to additional oversight as well as potential liability and may also require appropriate facility clearances and other specialized infrastructure. Many of Alpha Safety’s contracts with the U.S. government and its agencies also require it to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If Alpha Safety or its employees lose or are unable to obtain necessary security clearances, it may not be able to win new business and its existing government customers could terminate their contracts with us or decide not to renew them. To the extent Alpha Safety cannot obtain or maintain the required security clearances for its employees working on a particular contract, Alpha Safety may not generate the revenues anticipated from the contract which could cause Alpha Safety’s results to differ materially and adversely from those anticipated.

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

In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of 16 acquisitions and two divestitures. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to offer new products in line with industry trends.

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

We may face difficulty in integrating the operations of the businesses we have acquired, including, without limitation, ICOR and Alpha Safety, and may acquire in the future.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates held, in the aggregate, shares representing approximately 63.1% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

On January 23, 2024, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.0875 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.35 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.32 per share. While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our board of directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our 2021 Credit Agreement on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our board of directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our 2021 Credit Agreement, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We believe that we have allocated adequate resources to address the cybersecurity threats that may affect the Company. Our Vice President of Information Technology and our Information Security Officer manage the Company’s cybersecurity risk assessment as well as mitigation process and also oversee our Incident Response Team which also includes Vice Presidents of Legal, Human Resources and Tax. The Company also participates in a cybersecurity risk insurance policy.

For additional information regarding cybersecurity threats that may materially affect the Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K , including the risk factors entitled “We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results,” and “We rely on information technology systems, including third-party cloud-based solutions, and any failure of these systems due to outages and/or cyberattacks may result in disruptions or outages, loss of processing capabilities, and/or loss of data, any of which may have a material adverse effect on our business, operations, and financial results.”

Governance

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for overseeing and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole and through its committees. In particular, the Audit Committee of our Board of Directors plays a large role in overseeing and assessing our financial, legal and operational risks, and receives reports from the management team regarding organizational risk as well as particular areas of concern, which includes, but is not limited to cybersecurity risks, related mitigation, and other related responses and activities.

Our Vice President of Information Technology and our Information Security Officer are primarily responsible for assessment and management of material risks from cybersecurity threats.

Our VP of Information Technology oversees key cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Board of Directors and Audit Committee are informed at least annually about the Company’s policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. In addition, the VP of Information Technology will also report any cybersecurity risks and activities including but not limited to any cybersecurity threats and related responses and any cybersecurity systems testing.

Item 2. Properties

We own our corporate headquarters located at 13386 International Parkway, Jacksonville, FL 32218 where we occupy approximately 36,941 square feet of office space and 95,283 square feet of manufacturing space. In total, we operate 24 facilities (8 owned) across the U.S., Canada, Mexico and Europe, spanning more than 1,000,000 square feet. Additionally, we lease retail locations across the East Coast that service our Distribution segment. Our properties are well maintained, and we consider them to be sufficient for our existing capacity requirements.

The following table identifies and provides certain information regarding our facilities:

Primary Activity	Location	Country	Owned/Leased	Sq Ft
Corporate HQ and Manufacturing	Jacksonville, Florida	USA	Owned	132,224
Manufacturing and R&D	Jacksonville, Florida	USA	Owned	63,000
Warehouse and Distribution	Jacksonville, Florida	USA	Leased	27,405
Manufacturing and R&D	Ontario, California	USA	Leased	41,475
Sales and R&D	Casper, Wyoming	USA	Owned	44,000
Manufacturing and R&D	Casper, Wyoming	USA	Owned	10,500
Manufacturing	Casper, Wyoming	USA	Owned	21,000
Manufacturing	Dalton, Massachusetts	USA	Leased	33,862
Manufacturing	Dover, Tennessee	USA	Leased	87,652
Manufacturing	Ogdensburg, New York	USA	Leased	23,220
Manufacturing and R&D	West Springfield, Massachusetts	USA	Owned	200,000
Manufacturing, Sales and R&D	Golden, Colorado	USA	Leased	27,000
Manufacturing	Carlsbad, New Mexico	USA	Leased	40,000
Manufacturing and Sales	Santa Fe, New Mexico	USA	Leased	15,000
Manufacturing and Sales	Groton, Connecticut	USA	Leased	9,899
Manufacturing	Tijuana, Baja California	Mexico	Leased	158,614
Sales and R&D	Ottawa, Ontario	Canada	Leased	39,273
Manufacturing	Pembroke, Ontario	Canada	Leased	26,154
Manufacturing	Arnprior, Ontario	Canada	Leased	48,853
Manufacturing, Sales and R&D	Ottawa, Ontario	Canada	Leased	27,500
Manufacturing	Warrington, Cheshire	UK	Leased	21,958
Manufacturing	Kaunas	Lithuania	Leased	19,160
Manufacturing, Sales and R&D	Fucecchio	Italy	Leased/Owned	30,375
Manufacturing and Sales	Aix-en-Provence	France	Owned	20,387

Item 3. Legal Proceedings

Refer to Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “CDRE” since November 4, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 8, 2024, there were 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

On January 23, 2024, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.0875 per share of the Company’s common stock or $0.35 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.32 per share. In 2023, our total quarterly cash dividends were $12.0 million.  We expect to continue to pay a quarterly cash dividend of $0.0875 per share, or $0.35 on an annualized basis, on our common stock for the foreseeable future, but we may elect to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including the terms of our 2021 Credit Agreement, our earnings, capital requirements, our overall financial condition and other factors that our board of directors considers relevant.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P SmallCap 600 Index. The graph assumes an initial investment of $100 in our common stock at the market close on November 4, 2021, which was our initial trading day, and the reinvestment of dividends. Data for the S&P 500 index and the S&P SmallCap 600 Index assume an initial investment of $100 at market close on October 31, 2021 and the reinvestment of dividends.

Historical stock price performance should not be relied on as indicative of future stock price performance.

	11/4/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Cadre Holdings, Inc.	$100.00	$166.89	$161.83	$130.02	$159.57	$133.94	$143.74	$146.05	$179.16	$221.73
S&P 500	$100.00	$103.76	$98.99	$83.05	$78.99	$84.97	$91.34	$99.32	$96.07	$107.30
S&P SmallCap 600	$100.00	$102.14	$96.39	$82.79	$78.48	$85.69	$87.90	$90.86	$86.39	$99.45

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read together with our audited consolidated financial statements together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. A discussion of changes in our financial condition and the results of operations from the year ended December 31, 2022 to December 31, 2021 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2022. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward- looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Certain total amounts may not foot due to rounding.

Overview and 2023 Financial Highlights

Cadre is a global leader in the manufacturing and distribution of safety equipment. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment and duty gear through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State, U.S. Department of Defense, U.S. Department of Interior, U.S. Department of Justice, U.S. Department of Homeland Security, U.S. Department of Corrections and numerous foreign government agencies in over 100 countries.

In January 2022, the Company acquired Radar Leather Division S.r.l. (“Radar”) for $19.4 million, net of cash acquired.

In May 2022, the Company acquired Cyalume Technologies, Inc., CT SAS Holdings, Inc. and Cyalume Technologies SAS (collectively “Cyalume”) for $36.2 million, net of cash acquired.

In January 2024, the Company acquired ICOR Technology Inc. (“ICOR”) for approximately CDN$52.0 million (approximately $38.8 million), net of cash acquired.

In March 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for approximately $106.5 million, net of cash acquired.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022
Net sales	$482,532	$457,837
Net income	$38,641	$5,820
Adjusted EBITDA(1)	$85,818	$75,731

(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $24.7 million for the year ended December 31, 2023 as compared to December 31, 2022, primarily as a result of higher demand for armor and crowd control products, as well as recent acquisitions, partially offset by a decrease from large international orders for explosive ordnance disposal products fulfilled in the prior year.

Net income increased by $32.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of an increase in net sales and gross profit margin, accretive impact of recent acquisitions and a decrease in stock compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Orders backlog	$126,683	$117,873

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

Orders backlog increased by $8.8 million as of December 31, 2023 compared to December 31, 2022, primarily due to $13.6 million from international demand for explosive ordnance disposal products and $1.3 million from international orders for crowd control, partially offset by reductions of $3.6 million from the Distribution segment and $3.0 million from chemiluminescent payloads.

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

Interest expense. Interest expense consists primarily of interest on outstanding debt.

Other expense, net. Other expense, net primarily consists of gains and losses from foreign currency transactions.

Provision for income taxes. A provision or benefit for income tax is calculated for each of the jurisdictions in which we operate. The provision or benefit for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 15 “Income Taxes” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table presents data from our results of operations for the years ended December 31, 2023 and 2022 (in thousands unless otherwise noted):

	Year Ended December 31,
	2023	2022	% Chg
Net sales	$482,532	$457,837	5.4%
Cost of goods sold	281,806	282,159	(0.1)%
Gross profit	200,726	175,678	14.3%

Operating expenses
Selling, general and administrative	140,519	153,129	(8.2)%
Restructuring and transaction costs	2,192	4,355	(49.7)%
Related party expense	1,496	1,478	1.2%
Total operating expenses	144,207	158,962	(9.3)%
Operating income	56,519	16,716	238.1%

Other expense
Interest expense	(4,531)	(6,206)	(27.0)%
Other income (expense), net	936	(1,137)	(182.3)%
Total other expense, net	(3,595)	(7,343)	(51.0)%

Income before provision for income taxes	52,924	9,373	464.6%
Provision for income taxes	(14,283)	(3,553)	302.0%

Net income	$38,641	$5,820	563.9%

The following table presents segment data for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$410,825	$102,371	$(30,664)	$482,532
Cost of goods sold	233,937	$78,335	$(30,466)	281,806
Gross profit	$176,888	$24,036	$(198)	$200,726

	Year Ended December 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$385,423	$97,106	$(24,692)	$457,837
Cost of goods sold	230,245	76,633	(24,719)	282,159
Gross profit	$155,178	$20,473	$27	$175,678
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

Net sales. Product segment net sales increased by $25.4 million or 6.6%, from $385.4 million to $410.8 million for the year ended December 31, 2023 as compared to 2022, primarily due to $20.4 million from higher demand for armor products, $9.2 million from higher demand for crowd control products, $3.4 million from higher demand for duty gear products and $7.4 million from recent acquisitions, partially offset by a reduction of $13.7 million from large international orders for explosive ordnance disposal products fulfilled in the prior year. Distribution segment net sales increased by $5.3 million or 5.4%, from $97.1 million to $102.4 million for the year ended December 31, 2023 as compared to 2022, primarily due to increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $30.7 million and $24.7 million for year ended December 31, 2023 and 2022, respectively.

Cost of goods sold. Product segment cost of goods sold increased by $3.7 million, or 1.6%, from $230.2 million to $233.9 million for the year ended December 31, 2023 as compared to 2022 primarily due to increased volume and increasing costs to manufacture product (principally material and labor), partially offset by prior year increases from the amortization of inventory step-up adjustments related to 2022 acquisitions, product mix and productivity. Product segment gross profit as a percentage of net sales increased by 280 basis points to 43.1% in 2023 from 40.3% in 2022 mainly driven by favorable pricing, product mix and productivity, partially offset by inflation and pressure from a stronger Mexican peso. Distribution segment cost of goods sold increased by $1.7 million, or 2.2%, from $76.6 million to $78.3 million for the year ended December 31, 2023 as compared to 2022 primarily due to increased volume, partially offset by costs to acquire products. Distribution segment gross profit as a percentage of net sales increased by 240 basis points to 23.5% in 2023 from 21.1% in 2022 mainly driven by favorable product mix within the agency channel. Reconciling items consisting primarily of intercompany eliminations were $30.5 million and $24.7 million for year ended December 31, 2023 and 2022, respectively.

Selling, general and administrative. SG&A decreased by $12.6 million, or 8.2%, for the year ended December 31, 2023 as compared to 2022 primarily due to a $22.9 million decrease in stock-based compensation expense, partially offset by an increase in employee compensation and related benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $2.2 million for the year ended December 31, 2023 as compared to 2022 primarily due to costs incurred in 2022 associated with acquisitions.

Related party expense. Related party expense remained consistent for the year ended December 31, 2023 as compared to 2022 and primarily consisted of a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of ICOR for the year ended December 31, 2023 and a $1.0 million transaction fee paid to Kanders & Company, Inc. in connection with the acquisition of Cyalume for the year ended December 31, 2022. We also recorded rent expense relating to distribution warehouses and retail stores that we lease from related parties.

Interest expense. Interest expense decreased by $1.7 million, or 27.0%, for the year ended December 31, 2023 as compared to 2022 as a result of a decrease in outstanding borrowings.

Other income (expense), net. Other income, net was $0.9 million for the year ended December 31, 2023 compared to Other expense, net of $1.1 million for the year ended December 31, 2022, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes increased by $10.7 million for the year ended December 31, 2023 as compared to 2022. The effective tax rate was 27.0% for the year ended December 31, 2023 and was higher than the statutory rate due to state taxes and executive compensation, partially offset by research and development tax credits. For the year ended December 31, 2022, the effective tax rate was 37.9% and was higher than the statutory rate due to state taxes, executive compensation and the tax impact of our foreign earnings, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Annual Report on Form 10-K includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other general income, other (income) expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus and amortization of inventory step-up as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net income	$38,641	$5,820
Add back:
Depreciation and amortization	15,737	15,651
Interest expense	4,531	6,206
Provision for income taxes	14,283	3,553
EBITDA	$73,192	$31,230
Add back:
Restructuring and transaction costs(1)	3,192	5,355
Other general income(2)	(92)	(159)
Other (income) expense, net(3)	(936)	1,137
Stock-based compensation expense(4)	9,368	32,239
Stock-based compensation payroll tax expense(5)	234	305
LTIP bonus(6)	860	1,369
Amortization of inventory step-up(7)	—	4,255
Adjusted EBITDA	$85,818	$75,731
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects $1.0 million transaction fees paid to Kanders & Company, Inc. for services related to the acquisition of ICOR and Cyalume for the years ended December 31, 2023 and 2022, respectively, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
(2)	Reflects gains from long-lived asset sales.
(3)	Reflects the “Other income (expense), net” line item on our consolidated statements of operations and comprehensive income and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(4)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(5)	Reflects payroll taxes associated with vested stock-based compensation awards.
(6)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(7)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.

Adjusted EBITDA increased by $10.1 million for the year ended December 31, 2023 as compared to 2022, primarily due to an increase in net sales, an increase in gross profit margin and recent acquisitions.

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

For the year ended December 31, 2022, net cash provided from operating activities was $73.2 million and as of December 31, 2023, cash and cash equivalents totaled $87.7 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of December 31, 2023 and December 31, 2022, we had $140.1 million and $149.7 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of December 31, 2023 and 2022. As of December 31, 2023, there were $2.6 million in outstanding letters of credit and $97.4 million of availability.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable interest rates for these borrowings are, at the Company’s option, either (a) a base rate plus an applicable margin between 0.50% and 1.50% or (b) a Term SOFR rate, plus a SOFR adjustment equal to 0.10%, plus an applicable margin equal to 1.50% to 2.50%.

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of March 8, 2024, there were no amounts outstanding under the Revolving Loan.

In connection with the Borrower’s acquisition of Alpha Safety on March 1, 2024, the Borrower and the Guarantors entered into an Incremental Facility Amendment to the 2021 Credit Agreement, whereby the Lenders made an incremental term loan to the Borrower in the principal amount of $80 million for the purpose of funding the acquisition of Alpha Safety. All other material terms of the 2021 Credit Agreement remained unchanged.

The foregoing description of the 2021 Credit Agreement, as amended, does not purport to be complete and is qualified in its entirety by reference to exhibits 10.15, 10.16 and 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2022, exhibit 10.1 attached to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as well as exhibit 10.1 attached to our Current Report on Form 8-K filed on March 6, 2024, and are incorporated herein by reference as though fully set forth herein.

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

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or SOFR, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings will range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of SOFR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2023 and 2022.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of March 8, 2024, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$73,209	$46,409
Net cash used in investing activities	(6,520)	(59,626)
Net cash (used in) provided by financing activities	(24,722)	24,463
Effects of foreign exchange rates on cash and cash equivalents	438	183
Change in cash and cash equivalents	42,405	11,429
Cash and cash equivalents, beginning of period	45,286	33,857
Cash and cash equivalents, end of period	$87,691	$45,286

Net cash provided by operating activities

During the year ended December 31, 2023, net cash provided by operating activities of $73.2 million resulted primarily from net income of $38.6 million, a $15.7 million add back to net income for depreciation and amortization, a $9.4 million add back to net income for stock-based compensation and a $10.1 million add back to net income from changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $6.6 million and an increase in accounts payable and other liabilities of $14.0 million, partially offset by an increase in inventories of $10.2 million.

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

Net cash used in investing activities

During the year ended December 31, 2023, we used $6.5 million of cash in investing activities, primarily consisting of $6.7 million for purchases of property and equipment.

During the year ended December 31, 2022, we used $59.6 million of cash in investing activities, primarily consisting of $19.4 million for the acquisition of Radar, $36.2 million for the acquisition of Cyalume and $4.5 million for purchases of property and equipment.

Net cash (used in) provided by financing activities

During the year ended December 31, 2023, we used $24.7 million of cash in financing activities, primarily consisting principal payments on term loans of $10.0 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $12.0 million.

During the year ended December 31, 2022, net cash provided by financing activities of $24.5 million resulted primarily from proceeds from the secondary offering of $56.3 million, partially offset by principal payments on term loans of $10.1 million, taxes paid in connection with employee stock transactions of $6.3 million and dividends distributed of $11.5 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2023 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$6,988	$3,438	$3,004	$515	$31
Debt(2)	139,095	10,133	128,830	132	—
Interest on debt(3)	11,766	4,894	6,872	—	—
Total contractual obligations	$157,849	$18,465	$138,706	$647	$31
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of December 31, 2023; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

Business Combinations

We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable, as a result these estimates, and assumptions may require adjustment in the future if actual results differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of December 31, 2023.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of December 31, 2023, we had $138.6 million in outstanding floating rate debt, which bears interest at one-month SOFR (5.36% as of December 31, 2023) plus 1.60%.

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

We performed a sensitivity analysis on the principal amount of debt as of December 31, 2023, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $1.4 million on the principal amount of debt and would have an immaterial effect when including the effect of our Swap Agreements.

As of December 31, 2023, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$88,750	0.812%
May 31, 2023 through July 23, 2026	$48,125	3.905%

During the year ended December 31, 2023, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk primarily for the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We do not currently hedge our foreign currency transaction or translation exposure, though we have done so in the past and may do so in the future. Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $1.3 million for the year ended December 31, 2023. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.2 million for the year ended December 31, 2023, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.7 million for the year ended December 31, 2023, excluding unrealized gains or losses from remeasurement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cadre Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cadre Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Jacksonville, Florida

March 12, 2024

CADRE HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$87,691	$45,286
Accounts receivable, net	58,360	64,557
Inventories	80,976	70,273
Prepaid expenses	11,930	10,091
Other current assets	6,886	6,811
Total current assets	245,843	197,018
Property and equipment, net	44,647	45,285
Operating lease assets	6,554	8,489
Deferred tax assets, net	4,004	2,255
Intangible assets, net	43,472	50,695
Goodwill	81,667	81,576
Other assets	4,992	6,634
Total assets	$431,179	$391,952

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$28,418	$23,406
Accrued liabilities	44,524	38,720
Income tax payable	9,944	4,584
Current portion of long-term debt	12,320	12,211
Total current liabilities	95,206	78,921
Long-term debt	127,812	137,476
Long-term operating lease liabilities	3,186	4,965
Deferred tax liabilities	4,843	3,508
Other liabilities	2,970	1,192
Total liabilities	234,017	226,062

Commitments and contingencies (Note 14)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 37,587,436 and 37,332,271 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	4	4
Additional paid-in capital	212,630	206,540
Accumulated other comprehensive income	634	2,087
Accumulated deficit	(16,106)	(42,741)
Total shareholders’ equity	197,162	165,890
Total liabilities, mezzanine equity and shareholders' equity	$431,179	$391,952

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$482,532	$457,837	$427,288
Cost of goods sold	281,806	282,159	256,598
Gross profit	200,726	175,678	170,690
Operating expenses
Selling, general and administrative	140,519	153,129	114,962
Restructuring and transaction costs	2,192	4,355	3,430
Related party expense	1,496	1,478	579
Total operating expenses	144,207	158,962	118,971
Operating income	56,519	16,716	51,719
Other expense
Interest expense	(4,531)	(6,206)	(16,425)
Loss on extinguishment of debt	—	—	(15,155)
Other income (expense), net	936	(1,137)	(947)
Total other expense, net	(3,595)	(7,343)	(32,527)
Income before provision for income taxes	52,924	9,373	19,192
Provision for income taxes	(14,283)	(3,553)	(6,531)
Net income	$38,641	$5,820	$12,661

Net income per share:
Basic	$1.03	$0.16	$0.44
Diluted	$1.02	$0.16	$0.44
Weighted average shares outstanding:
Basic	37,533,818	36,109,844	28,598,692
Diluted	37,920,488	36,122,374	28,598,692

Net income	$38,641	$5,820	$12,661
Other comprehensive income:
Unrealized holding gains on interest rate swaps, net of tax(1)	775	6,444	767
Reclassification adjustments for (gains) losses included in net income, net of tax(2)	(3,157)	(618)	146
Total unrealized (loss) gain on interest rate swaps, net of tax	(2,382)	5,826	913
Foreign currency translation adjustments, net of tax(3)	929	(1,822)	30
Other comprehensive (loss) income	(1,453)	4,004	943
Comprehensive income, net of tax	$37,188	$9,824	$13,604

(1) Net of income tax expense of $258, $2,148 and $256 for the years ended December 31, 2023, 2022 and 2021, respectively.

(2) Amounts reclassified to net income relate to (gains) losses on interest rate swaps and are included in Interest expense above. Amounts are net of income tax benefit of $1,052, $206 and $49 for the years ended December 31, 2023, 2022 and 2021.

(3) Net of income tax expense of $257, $587 and $24 for the years ended December 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$38,641	$5,820	$12,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,737	15,651	13,718
Amortization of original issue discount and debt issue costs	479	740	3,193
Amortization of inventory step-up	—	4,255	—
Loss on extinguishment of debt	—	—	15,155
Deferred income taxes	(210)	(1,087)	4,772
Stock-based compensation	9,368	31,858	355
Provision for (recoveries from) losses on accounts receivable	66	417	(188)
Foreign exchange (gain) loss	(602)	1,517	102
Other	(381)	(170)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	6,602	(11,536)	(4,641)
Inventories	(10,223)	1,162	(3,189)
Prepaid expenses and other assets	(302)	(7,711)	(4,564)
Accounts payable and other liabilities	14,034	5,493	2,720
Net cash provided by operating activities	73,209	46,409	40,094
Cash Flows From Investing Activities:
Purchase of property and equipment	(6,727)	(4,494)	(2,832)
Proceeds from disposition of property and equipment	207	411	—
Business acquisitions, net of cash acquired	—	(55,543)	—
Net cash used in investing activities	(6,520)	(59,626)	(2,832)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	43,000	257,980
Principal payments on revolving credit facilities	—	(43,000)	(258,612)
Proceeds from term loans	—	—	198,716
Principal payments on term loans	(10,000)	(10,116)	(266,000)
Proceeds from insurance premium financing	3,949	3,989	5,010
Principal payments on insurance premium financing	(3,973)	(4,952)	(3,061)
Payments for debt issuance costs	—	—	(2,198)
Payments on extinguishment of debt	—	—	(4,217)
Taxes paid in connection with employee stock transactions	(2,725)	(6,300)	—
Proceeds from initial public offering, net of underwriter discounts	—	—	83,421
Proceeds from secondary offering, net of underwriter discounts	—	56,329	—
Deferred offering costs	—	(2,953)	(4,841)
Dividends distributed	(12,006)	(11,509)	(12,751)
Other	33	(25)	(43)
Net cash (used in) provided by financing activities	(24,722)	24,463	(6,596)
Effect of foreign exchange rates on cash and cash equivalents	438	183	318
Change in cash and cash equivalents	42,405	11,429	30,984
Cash and cash equivalents, beginning of period	45,286	33,857	2,873
Cash and cash equivalents, end of period	$87,691	$45,286	$33,857
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$8,729	$1,395	$1,158
Cash paid for interest	$10,090	$6,109	$13,336
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$234	$172	$197

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except for share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	27,483,350	$3	$48,670	$(2,860)	$(36,962)	$8,851
Net income	—	—	—	—	12,661	12,661
Issuance of common stock in initial public offering, net of underwriter discounts and issuance costs	6,900,000	—	78,581	—	—	78,581
Dividends declared	—	—	—	—	(12,751)	(12,751)
Stock-based compensation	—	—	355	—	—	355
Foreign currency translation adjustments	—	—	—	30	—	30
Change in fair value of derivative instruments	—	—	—	913	—	913
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net income	—	—	—	—	5,820	5,820
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,550,000	1	53,376	—	—	53,377
Dividends declared	—	—	—	—	(11,509)	(11,509)
Stock-based compensation	—	—	30,706	—	—	30,706
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,300)	—	—	(6,300)
Foreign currency translation adjustments	—	—	—	(1,822)	—	(1,822)
Change in fair value of derivative instruments	—	—	—	5,826	—	5,826
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	38,641	38,641
Dividends declared	—	—	—	—	(12,006)	(12,006)
Stock-based compensation	—	—	8,782	—	—	8,782
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Exercise of stock options	1,405	—	33	—	—	33
Foreign currency translation adjustments	—	—	—	929	—	929
Change in fair value of derivative instruments	—	—	—	(2,382)	—	(2,382)
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. The business operates through 21 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, France and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) and include the accounts of Cadre Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

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

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. We have no restrictions on our cash and cash equivalents.

Accounts Receivable

Trade accounts receivable consists of amounts owed to the Company and is stated net of allowances for known and potential losses. The Company’s outstanding accounts receivable balances are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts due from customers.

The estimate of expected credit losses is based on the Company’s historical loss experience, adjusted for current and reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes, or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts.

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

The Company tests goodwill and intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment tests as of October 31st each year. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. As of October 31, 2023, 2022 and 2021, the Company had three reporting units: Safariland, Med-Eng, and Distribution.

In evaluating goodwill for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, or entity-specific events. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the Company compares the fair value of a reporting unit to its carrying value.

The Company would generally determine the fair value of reporting units based on a combination of the income approach and market approach, weighted based on the circumstances. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the Company’s best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

For all periods presented, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test.

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

Accounts Payable

Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $1,055 and $188 of book cash overdrafts in excess of cash balances in such accounts as of December 31, 2023 and 2022, respectively. We include the change in book cash overdrafts in operating cash flows in the consolidated statements of cash flows.

Revenue Recognition

The Company derives revenue primarily from the sale of physical products. The Company recognizes such revenue at point-in-time when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery for point of sale transactions.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Year ended December 31,
	2023	2022
Beginning accrued warranty expense	$1,234	$1,256
Current period claims	(886)	(278)
Provision for current period sales	1,262	256
Ending accrued warranty expense	$1,610	$1,234

Cost of Goods Sold

Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, shipping costs, reimbursable research and development costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

Selling, General & Administrative Expenses

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, professional services, marketing and advertising expense, research and development and depreciation and amortization.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses primarily consist of marketing, promotions, catalog and trade show expenses and were $6,145, $4,711 and $3,120 for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Research and Development

Research and development expenses are expensed as incurred and included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. Total research and development costs were $6,954, $7,086 and $6,460 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant estimates are used in the evaluation of the need for a valuation allowance including estimates regarding future taxable income. Changes to those estimates could impact management’s conclusions regarding the need for valuation allowances on some or all of the deferred tax assets. The Company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income once the reason the tax effects were established ceases to exist.

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

Further information regarding the Company’s tax positions is included in Note 15, Income Taxes.

Accumulated Other Comprehensive Income

Comprehensive income represents all changes in equity of the Company that result from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income.

Foreign Currency

Translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income in the consolidated balance sheets.

Transaction

Transactions denominated in foreign currency are recorded at the exchange rate on the date of each transaction. Realized gains and losses on foreign currency transactions are included in other income (expense), net in the consolidated statements of operations and comprehensive income, except on certain intercompany balances which the Company has determined are of a long-term investment nature, which are included in accumulated other comprehensive income in the consolidated balance sheets. Monetary assets and liabilities are remeasured at the balance sheet date at end-of-period exchange rates. Unrealized gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense), net in the consolidated statements of operations and comprehensive income in the period in which they occur.

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

	Year ended December 31,
	2023	2022	2021
Net income	$38,641	$5,820	$12,661

Weighted average shares outstanding - basic	37,533,818	36,109,844	28,598,692
Effect of dilutive securities:
Stock-based awards	386,670	12,530	—
Weighted average shares outstanding - diluted	37,920,488	36,122,374	28,598,692
Net income per share:
Basic	$1.03	$0.16	$0.44
Diluted	$1.02	$0.16	$0.44

There were no dilutive instruments outstanding for the year ended December 31, 2021.

Risk and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States and foreign countries are mitigated by banking with federally insured, creditworthy institutions, although certain of our cash deposits exceed the federally insured limits. As of December 31, 2023 and 2022, the Company had deposits of $9,757 and $10,142, respectively, at foreign financial institutions.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements, however, we do not anticipate a material change to our consolidated financial statements and disclosures.

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

The following table summarizes the final purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Radar acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

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

The following table summarizes the final purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. During fiscal 2023, in the measurement period, we have decreased goodwill by $393 for changes in assumptions used to fair value property, equipment, and customer relationships, and deferred income taxes for certain book and tax basis differences as we complete the tax return filings for the pre-acquisition period. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Cyalume acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$36,178

Accounts receivable	$3,302
Inventories	10,908
Prepaid expenses	255
Other current assets	10
Property and equipment	12,492
Intangible assets	8,100
Goodwill	8,708
Total assets acquired	43,775
Accounts payable	1,080
Deferred tax liabilities	4,652
Accrued liabilities	1,577
Other long-term liabilities	288
Total liabilities assumed	7,597
Net assets acquired	$36,178

The full amount of goodwill of $8,708 is expected to be non-deductible for tax purposes.

3.	ACCOUNTS RECEIVABLE, NET

The following is a reconciliation of the changes in our allowance for doubtful accounts during 2023 and 2022:

	Year ended December 31,
	2023	2022
Beginning allowance for doubtful accounts	$924	$645
Provision	66	417
Write-offs	(355)	(138)
Ending allowance for doubtful accounts	$635	$924

4.	REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Year ended December 31,
	2023	2022	2021
U.S. state and local agencies (a)	$282,318	$250,680	$231,095
Commercial	42,406	45,357	34,860
U.S. federal agencies	57,447	51,165	47,575
International	97,058	106,593	107,503
Other	3,303	4,042	6,255
Net sales	$482,532	$457,837	$427,288

(a) Includes all Distribution sales

	Year ended December 31,
	2023	2022	2021
United States	$385,474	$351,244	$319,785
International	97,058	106,593	107,503
Net sales	$482,532	$457,837	$427,288

Revenue by product is not disclosed, as it is impractical to do so.

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $4,246 and $4,615, as of December 31, 2023 and 2022, with $2,937 of the 2022 contract liabilities being recognized in revenue during the year ended December 31, 2023.

Remaining Performance Obligations

As of December 31, 2023, we had $24,721 of remaining unfulfilled performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606, Revenue from Contracts with Customers, as of December 31, 2023. We expect to recognize approximately 54% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

5.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Interest rate swap (Note 10)	$6,505	$—	$6,505	$—	$8,985	$—	$8,985	$—

Liabilities:
Interest rate swap (Note 10)	$427	$—	$427	$—	$—	$—	$—	$—

There were no transfers of assets or liabilities between levels during the years ended December 31, 2023 and 2022.

6.	INVENTORIES

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Finished goods	$31,674	$25,208
Work-in-process	8,473	7,466
Raw materials and supplies	40,829	37,599
Total	$80,976	$70,273
7.

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2023	2022
Land	$7,614	$7,545
Building and improvements	24,433	22,992
Furniture and fixtures	1,966	1,400
Computer hardware and software	25,145	24,140
Machinery and equipment	31,770	28,464
Construction in progress	4,687	3,438
	95,615	87,979
Less accumulated depreciation	(50,968)	(42,694)
Total	$44,647	$45,285

The Company recorded depreciation expense of $7,943, $6,851 and $5,143 for the years ended December 31, 2023, 2022 and 2021, respectively, of which $4,590, $3,433 and $2,144 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2023 and 2022:

	Product	Distribution	Total
Balance, December 31, 2021	$63,646	$2,616	$66,262
Radar acquisition	7,101	—	7,101
Cyalume acquisition	9,101	—	9,101
Foreign currency translation adjustments	(888)	—	(888)
Balance, December 31, 2022	$78,960	$2,616	$81,576
Measurement period adjustments	(393)	—	(393)
Foreign currency translation adjustments	484	—	484
Balance, December 31, 2023	$79,051	$2,616	$81,667

Impairment of Goodwill

No impairment losses were recorded during the years ended December 31, 2023, 2022 and 2021. Gross goodwill and accumulated impairment losses was $89,252 and $7,585, respectively, as of December 31, 2023 and $89,161 and $7,585, respectively, as of December 31, 2022.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,621	$(65,650)	$20,971	11
Technology	16,111	(11,979)	4,132	8
Tradenames	6,622	(5,492)	1,130	4
Non-compete agreements	1,003	(1,003)	—	4
	$110,357	$(84,124)	$26,233
Indefinite lived intangibles:
Tradenames	17,239	—	17,239	Indefinite
Total	$127,596	$(84,124)	$43,472

	December 31, 2022
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$85,847	$(59,122)	$26,725	11
Technology	15,629	(11,309)	4,320	8
Tradenames	6,484	(4,254)	2,230	4
Non-compete agreements	973	(973)	—	4
	$108,933	$(75,658)	$33,275
Indefinite lived intangibles:
Tradenames	17,420	—	17,420	Indefinite
Total	$126,353	$(75,658)	$50,695

The Company recorded amortization expense of $7,794, $8,800 and $8,575 for the years ended December 31, 2023, 2022 and 2021, respectively, of which $465, $439 and $666 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

The estimated amortization expense for definite-lived intangible assets for the next five years and thereafter is presented below:

2024	$5,115
2025	3,139
2026	2,736
2027	2,553
2028	2,553
Thereafter	10,137
Total	$26,233
9.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Accrued expenses	$4,384	$3,656
Accrued compensation and payroll tax	24,621	20,420
Accrued interest payable	137	73
Accrued warranties	1,610	1,234
Contract liabilities and customer credits	5,122	5,937
Current lease liabilities	3,510	3,773
Other accrued liabilities	5,140	3,627
Total	$44,524	$38,720
10.

10.	DEBT

The Company’s debt is as follows:

	December 31,
	2023	2022
Short-term debt:
Insurance premium financing	$2,187	$2,211
Current portion of term loan	10,000	10,000
Current portion of other	133	—
	$12,320	$12,211
Long-term debt:
Revolver	—	—
Term loan	128,564	138,564
Other	398	512
	$128,962	$139,076
Unamortized debt discount and debt issuance costs	(1,150)	(1,600)
Total long-term debt, net	$127,812	$137,476

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the next five years and thereafter:

2024	$10,133
2025	10,133
2026	118,697
2027	132
2028	—
Total principal payments	$139,095

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

In connection with the 2021 Credit Agreement, the Company paid financing costs totaling $4,114, of which $2,749 related to the Term Loan and $1,365 related to the Revolving Loan. Total financing costs consisted of $1,916 of fees paid to lenders and $2,198 of debt issuance costs. Costs incurred in connection with the Term Loan were deferred and recorded as an offset to long-term debt. Costs incurred in connection with the Revolving Loan were deferred and recorded to other assets. All deferred debt costs are amortized to interest expense over the term of the loan using the effective interest method.

As of December 31, 2023 and 2022, the Company had an unamortized debt discount of $537 and $748 and unamortized debt issuance costs of $613 and $851, respectively, included as an offset to debt in the consolidated balance sheets.

There were no amounts outstanding under any revolving loans as of December 31, 2023 and 2022. As of December 31, 2023, there were $2,584 in outstanding letters of credit and $97,416 of availability.

As of December 31, 2023 and 2022, the term loan outstanding principal balance was $138,564 and $148,564 and bore interest at 6.96% and 6.14%, respectively.

The Borrower may elect to have the Revolving Loan and Term Loan under the 2021 Credit Agreement bear interest at a base rate or LIBOR, in each case, plus an applicable margin. However, in connection with the market transition away from applicable LIBOR rates to SOFR, on May 31, 2023, the Company, the Borrowers and the Lenders entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) pursuant to which the 2021 Credit Agreement was amended to implement the SOFR rates. The applicable interest rates for these borrowings are, at the Company’s option, either (a) a base rate plus an applicable margin between 0.50% and 1.50% or (b) a Term SOFR rate, plus a SOFR adjustment equal to 0.10%, plus an applicable margin equal to 1.50% to 2.50%. The 2021 Credit Agreement also requires the Borrower to pay a commitment fee on the unused portion of the loan commitments. Such commitment fee ranges between 0.175% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total net leverage ratio. The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2022 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors.

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

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest at a base rate or SOFR, in each case, plus an applicable margin, in the case of borrowings in United States dollars, or at a Canadian Prime Rate (as announced from time to time by PNC Canada) or a Canadian deposit offered rate (“CDOR”) as determined from time to time by PNC Canada in accordance with the Canadian Loan Agreement. The applicable margin for these borrowings range from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of SOFR borrowings and CDOR borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay (i) an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio, and (ii) an upfront fee equal to 0.25% of the principal amount of the Note.

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2023 and 2022.

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

In July 2023, the Company entered into a short-term loan facility for insurance premiums with First Insurance Funding for $3,948 with a maturity date of June 27, 2024. The loan has fixed annual interest of 7.49% on the outstanding balance and requires monthly payments of principal and interest of $373. As of December 31, 2023, $2,187 was outstanding.

Fair Value of Debt

The fair value of our Term Loan is based upon established market prices for the securities using Level 2 inputs. The fair value of our Term Loan as of December 31, 2023 was $141,340 compared to its carrying value of $138,564. The Company classifies its long-term debt within Level 2 of the fair value hierarchy

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. As of December 31, 2023, we had the following interest rate swap agreements (the “Swap Agreements”):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$88,750	0.812%
May 31, 2023 through July 23, 2026	$48,125	3.905%

On May 31, 2023, concurrent with the third amendment to the 2021 Credit Agreement, we amended our September 30, 2021 swap agreement to reflect the change from LIBOR to SOFR. In addition, we entered into an additional $50,000 notional amount interest rate swap to further mitigate our interest rate exposure on our floating rate debt. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR (5.36% as of December 31, 2023).

During the year ended December 31, 2023, there were no interest rate swap agreements that expired.

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

The estimated fair value of our Swap Agreements in the consolidated balance sheets was as follows:

	December 31,
Balance Sheet Accounts	2023	2022
Other current assets	$3,655	$3,619
Other assets	$2,850	$5,366
Other liabilities	$427	$—

A cumulative gain, net of tax, of $4,357 and $6,739 is recorded in accumulated other comprehensive income as of December 31, 2023 and 2022, respectively.

The amount of gain, net of tax, recognized in other comprehensive income for the years ended December 31, 2023, 2022 and 2021 was $775, $6,444 and $767, respectfully. There was a gain, net of tax, of $3,157 and $618 and a loss, net of tax, of $146 reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, approximately $3,552 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

11.	SHAREHOLDERS’ EQUITY

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

Dividends

On January 23, 2024, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.0875 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.35 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.32 per share. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s board of directors. Our Quarterly Cash Dividends totaled $12,006, $11,509 and $2,751 for the years ended December 31, 2023, 2022 and 2021, respectively.

12.	STOCK-BASED COMPENSATION

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

A summary of our phantom award activity for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	791,667	$—
Granted	—	—
Vested	(418,174)	23.45
Forfeited	—	—
Outstanding at December 31, 2023	373,493	$23.45

The total fair value of phantom awards vested in 2023 was $9,806.

Compensation cost related to phantom awards was $4,371 and $28,578 for the years ended December 31, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2023, there was $626 of unrecognized compensation cost related to phantom awards, which is expected to be recognized over a weighted-average period of 0.2 years.

2021 Stock Incentive Plan

In November 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary companies’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary companies’ employees and consultants. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 9,650,000 shares. As of December 31, 2023, 5,776,326 shares of common stock were reserved and available for issuance under the 2021 Plan.

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

2021
Number issued	2,600,000
Vesting period	$40.00 stock price target
Grant price (per share)	$4.65
Dividend yield	0.0%
Expected volatility	32.08%
Risk-free interest rate	1.59%
Expected term (years)	5.67
Weighted average fair value (per share)	$4.65

A summary of our market condition RSU activity for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	2,600,000	$4.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	2,600,000	$4.65

Compensation cost related to market condition RSUs was $2,132, $2132 and $355 for the years ended December 31, 2023, 2022 and 2021 and is recorded in selling, general, and administrative expense. As of December 31, 2023, there was $7,470 of unrecognized compensation cost related to market condition RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

Stock options granted under the 2021 Plan are non-qualified and are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant, and vest from one to three years from the date of grant. Stock options are granted with ten-year terms. We recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield.

The fair value of each option grant has been estimated as of the date of grant with the following assumptions:

	2023	2022
Number issued	395,253	373,479
Vesting period	1 - 3 years	1 - 3 years
Grant price (per share)	$20.53	$23.45 - $23.70
Dividend yield	1.56%	1.35% - 1.36%
Expected volatility	31.40%	33.22%
Risk-free interest rate	3.68%	1.12%
Expected term (years)	4.68 - 6.00	4.61 - 6.00
Weighted average fair value (per share)	$6.34	$6.69

A summary of our stock option activity for the year ended December 31, 2023 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic	Remaining Contractual
	Options	Exercise Price	Value	Life (in years)
Outstanding at December 31, 2022	367,611	$23.46	$—	9.2
Granted	395,253	20.53
Exercised	(1,405)	23.45	12
Forfeited	—	—
Outstanding at December 31, 2023	761,459	$21.98	$8,310	8.7
Exercisable at December 31, 2023	227,806	$22.77	$2,305	8.5
Vested and expected to vest at December 31, 2023	761,459	$21.98	$8,310	8.7

Compensation cost related to stock options was $1,619 and $974 for the years ended December 31, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2023, there was $2,374 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Restricted stock units vest in three equal installments over a three-year period from the date of grant and have a grant date fair value of the closing stock price of the Company on the date of grant.

A summary of our RSU activity for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	83,494	$23.45
Granted	113,097	20.53
Vested	(27,838)	23.45
Forfeited	(1,676)	20.53
Outstanding at December 31, 2023	167,077	$21.50

Compensation cost related to RSUs was $1,267 and $531 for the years ended December 31, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2023, there was $2,453 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

13.	COMPENSATION AND DEFINED CONTRIBUTION PLANS

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

Contribution to the plans are made by both the employee and the Company. The Company’s contributions to the plans was $2,380, $3,198 and $1,780 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Total compensation expense related to this plan was $860, $1,369 and $2,162 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2021, Safariland, LLC, a wholly-owned subsidiary of the Company, received a jury verdict awarding $7,500 to a plaintiff relating to a personal injury case wherein the plaintiff alleged various product liability claims against Safariland, LLC. The plaintiff in the proceeding, Mr. David Hakim, instituted the proceeding on July 24, 2015, through the filing of a complaint with the United States District Court, Northern District of Illinois, Eastern Division. In the proceeding, the plaintiff, a SWAT officer with the DuPage County Sheriff’s Office (“DCSO”), alleged that he suffered injuries during a training exercise conducted by DCSO in which a Defense Technology Shotgun Breaching TKO round was deployed and passed through a door and lower-floor ceiling causing a fragment to strike plaintiff’s back resulting in injury. Prior to the jury rendering its verdict, the court deferred ruling on Safariland, LLC’s Motion for Judgment as a Matter of Law (“JMOL”). On November 8, 2021, Safariland, LLC filed its post-trial motions, including a supplemental JMOL, motion for new trial and remittitur. On April 18, 2022, the court denied Safariland, LLC’s JMOL, motion for new trial and remittitur and, accordingly, entered a judgment in favor of plaintiff, David Hakim, as to the Third Claim. In response, Safariland, LLC timely filed its notice of appeal with the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). Safariland and Plaintiff have filed their appeal briefs, and oral arguments were held on October 25, 2022. On August 21, 2023, the Seventh Circuit affirmed the judgment of the district court. In accordance with the Company’s applicable insurance policies, the Company was fully indemnified. The insurer satisfied the judgment and a release of the judgment was entered on September 11, 2023. Accordingly, this matter is now closed..

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

International

As an international company, we are, from time to time, the subject of investigations relation to the Company’s international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and foreign laws. To the best of the Company’s knowledge, there are not any potential or pending investigations at this time.

15.	INCOME TAXES

Consolidated income from continuing operations before provision for income taxes consisted of the following:

	Year ended December 31,
	2023	2022	2021
U.S. operations	$49,603	$6,455	$18,243
Foreign operations	3,321	2,918	949
Income before provision for income taxes	$52,924	$9,373	$19,192

The provision for income taxes is detailed below:

	Year ended December 31,
	2023	2022	2021
Current tax provision:
Federal	$9,969	$2,711	$—
State	1,811	624	907
Foreign	2,713	1,305	852
Total current provision	14,493	4,640	1,759
Deferred tax (benefit) provision:
Federal	1,692	(24)	4,704
State	322	(5)	897
Foreign	(2,224)	(1,058)	(829)
Total deferred (benefit) provision	(210)	(1,087)	4,772
Total provision for income taxes	$14,283	$3,553	$6,531

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements:

	Year ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	4.6	5.6	8.4
Change in valuation allowance	—	—	0.8
Current year tax credits	(0.7)	(6.5)	(4.7)
Difference between foreign and federal tax rate	0.7	5.4	2.8
Permanent items	1.6	12.2	5.2
Reserve for uncertain tax positions	—	0.5	—
Other	(0.2)	(0.3)	0.5
Effective tax rate	27.0%	37.9%	34.0%

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

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The tax effects of temporary differences giving rise to significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and other carry forwards	$4,667	$7,335
Accrued liabilities	4,656	3,351
Reserves and other	2,749	3,039
263A uniform capitalization costs	115	201
Other deferred tax assets	6,741	5,232
Total deferred tax assets	18,928	19,158
Valuation allowance	(1,872)	(1,888)
Net deferred tax assets	17,056	17,270
Deferred tax liabilities:
Intangibles	(4,832)	(5,789)
Depreciation	(4,017)	(4,447)
Goodwill	(8,512)	(7,560)
Other	(534)	(727)
Total deferred tax liabilities	(17,895)	(18,523)
Total deferred income taxes	$(839)	$(1,253)

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

As of December 31, 2023, the Company had net operating loss carryforwards that expire in varying amounts beginning in 2024 through 2039 and tax credit carryforwards that expire in varying amounts beginning in 2024 through 2038.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect the Company’s effective tax rate was $2,052. A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
Beginning unrecognized tax benefits	$1,986	$2,090
Current period unrecognized tax benefits	—	39
Foreign currency fluctuations	66	(143)
Ending unrecognized tax benefits	$2,052	$1,986

The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense. No amounts representing penalties and interest were recorded as income tax expense during the years ended December 31, 2023, 2022 and 2021. The Company had no interest or penalties accrued in the consolidated balance sheets as of December 31, 2023 and 2022.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of December 31, 2023, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities with few exceptions. One of the Company’s Canadian subsidiaries underwent an examination of its tax filings for the period June 1, 2016 through December 31, 2017. In January 2022, the Company received notification that the Canadian tax authority has completed its examination and proposed no changes to the tax filings.

16.LEASES

The Company leases certain manufacturing and office space, retail locations, and equipment. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has elected the practical expedient and does not recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Our operating leases have remaining contractual terms of up to five years, some of which include options to extend the leases for up to five years.

The amount of assets and liabilities related to our operating leases were as follows:

		December 31,
	Balance Sheet Accounts	2023	2022
Assets:
Operating lease assets	Operating lease assets	$6,554	$8,489

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,510	$3,773
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	3,186	4,965
Total lease liabilities		$6,696	$8,738

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
Fixed operating lease costs(1)	$3,981	$4,047
Variable operating lease costs	1,441	1,329
Total	$5,422	$5,376

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	2.53	2.62

Weighted average discount rate:
Operating leases	3.06%	2.96%

The approximate future minimum lease payments under operating leases as of December 31, 2023 are as follows:

2024	$3,438
2025	2,039
2026	965
2027	325
2028	190
Thereafter	31
Total future lease payments	6,988
Less: Amount representing interest	(292)
Present value of lease liabilities	$6,696

Supplemental cash flow information related to leases is as follows:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,044	$4,047

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

17.RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $496, $478 and $579 for the years ended December 31, 2023, 2022 and 2021, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2023, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

●	$1,000 for services related to the acquisition of ICOR, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2022, the Company made the following payments to Kanders & Company, Inc.:

●	$1,000 for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
●	$2,000 for services related to the Company’s secondary offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.

For the year ended December 31, 2021, the Company made the following payments to Kanders & Company, Inc.:

●	$2,250 for services related to the Company’s initial public offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.
●	$1,000 for services related to the execution of the 2021 Credit Agreement, which is included in debt issuance costs and recorded as an offset to long-term debt in the Company’s consolidated balance sheets.

18.SEGMENT DATA

Our operations are comprised of two reportable segments: Product and Distribution. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. Senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as gross profit. The CODM is not provided asset information or operating expenses by segment as that information is not available.

	Year Ended December 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$410,825	$102,371	$(30,664)	$482,532
Cost of goods sold	233,937	$78,335	$(30,466)	281,806
Gross profit	$176,888	$24,036	$(198)	$200,726

	Year Ended December 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$385,423	$97,106	$(24,692)	$457,837
Cost of goods sold	230,245	76,633	(24,719)	282,159
Gross profit	$155,178	$20,473	$27	$175,678

	Year Ended December 31, 2021
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$362,189	$90,043	$(24,944)	$427,288
Cost of goods sold	213,881	67,649	(24,932)	256,598
Gross profit	$148,308	$22,394	$(12)	$170,690

(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

19. SUBSEQUENT EVENTS

Acquisitions

In January 2024, The Company acquired ICOR Technology Inc. (“ICOR”) for approximately CDN$52,000 (approximately $38,800), net of cash acquired.

In March 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for approximately $106.5 million, net of cash acquired.

The acquisitions will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the acquired companies will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of the acquired companies will be included in the operations of the Company beginning with the respective Closing Dates. As of the date of the filing of this Form 10-K, the initial purchase price allocations have not been prepared as there has not been sufficient time to complete the related activities.

During the fiscal year ended December 31, 2023, the Company recognized related transaction costs of $1,601, of which $601 is included in Restructuring and transaction costs and $1,000 is included in Related party expenses in the accompanying consolidated statements of operations and comprehensive income.

Long-Term Debt

In March 2024, in connection with the acquisition of Alpha Safety, the Borrower entered into an $80,000 Incremental Term Loan (“ITL”) under the 2021 Credit Agreement.  The ITL has the same terms and conditions as the Term Loan including such items as interest rate, quarterly amortization payment requirements, and maturity date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other information required by this Item 10 of Form 10-K will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference

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

2.2

Share Purchase Agreement dated December 22, 2023, by and among 1000694376 Ontario Inc., Hany Guirguis, 2491189 Ontario Inc., the Guirguis Family Trust, Alexander Grant, 2491191 Ontario Inc., the Grant Family Trust, Kenneth Molnar, 2491190 Ontario Inc. and the Molnar Family Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 29, 2023).

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

10.17

Second Amendment to Credit Agreement, dated December 14, 2022, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 15, 2023).

10.18

Third Amendment to Credit Agreement, dated May 31, 2023, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, administrative agent, and the several lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023).

10.19

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

19.1*	Cadre Holdings, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Cadre Holdings, Inc. Compensation Recovery Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2024.

CADRE HOLDINGS, INC.

By:	/s/ Blaine Browers
Blaine Browers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

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