Form 10-Q
period 2024-03-31
Cadre Holdings, Inc.
filed 2024-05-08
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 3, 2024, there were 40,606,163 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations; and
●	our ability to integrate the operations of the businesses we have acquired, including, without limitation, ICOR Technology Inc. and Alpha Safety Intermediate, LLC, and may acquire in the future; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$87,052	$87,691
Accounts receivable, net of allowance for doubtful accounts of $1,087 and $635, respectively	68,107	58,360
Inventories	95,759	80,976
Prepaid expenses	12,365	11,930
Other current assets	6,045	6,886
Total current assets	269,328	245,843
Property and equipment, net of accumulated depreciation and amortization of $49,904 and $50,968, respectively	46,709	44,647
Operating lease assets	9,987	6,554
Deferred tax assets, net	3,969	4,004
Intangible assets, net	115,011	43,472
Goodwill	148,912	81,667
Other assets	5,526	4,992
Total assets	$599,442	$431,179

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$30,282	$28,418
Accrued liabilities	47,467	44,524
Income tax payable	2,573	9,944
Current portion of long-term debt	15,234	12,320
Total current liabilities	95,556	95,206
Long-term debt	200,601	127,812
Long-term operating lease liabilities	5,822	3,186
Deferred tax liabilities	21,554	4,843
Other liabilities	5,208	2,970
Total liabilities	328,741	234,017

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,060,444 and 37,587,436 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	4	4
Additional paid-in capital	282,176	212,630
Accumulated other comprehensive income	988	634
Accumulated deficit	(12,467)	(16,106)
Total shareholders’ equity	270,701	197,162
Total liabilities, mezzanine equity and shareholders' equity	$599,442	$431,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$137,860	$111,748
Cost of goods sold	80,232	65,130
Gross profit	57,628	46,618
Operating expenses
Selling, general and administrative	40,719	35,250
Restructuring and transaction costs	3,087	—
Related party expense	1,843	148
Total operating expenses	45,649	35,398
Operating income	11,979	11,220
Other expense
Interest expense	(1,637)	(1,641)
Other (expense) income, net	(1,444)	364
Total other expense, net	(3,081)	(1,277)
Income before provision for income taxes	8,898	9,943
Provision for income taxes	(1,970)	(2,941)
Net income	$6,928	$7,002

Net income per share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19
Weighted average shares outstanding:
Basic	37,946,576	37,373,529
Diluted	38,554,185	37,629,498

Net income	$6,928	$7,002
Other comprehensive income:
Unrealized holding gains (losses) on derivative instruments, net of tax(1)	1,660	(426)
Reclassification adjustments for gains included in net income, net of tax(2)	(894)	(647)
Total unrealized gain (loss) on derivative instruments, net of tax	766	(1,073)
Foreign currency translation adjustments, net of tax(3)	(412)	706
Other comprehensive income (loss)	354	(367)
Comprehensive income, net of tax	$7,282	$6,635

(1) Net of income tax expense of $546 and $142 for the three months ended March 31, 2024 and 2023, respectively.

(2) Amounts reclassified to net income relate to gains and losses on derivative and are included in earnings above. Amounts are net of income tax expense of $284 and $215 for the three months ended March 31, 2024 and 2023, respectively.

(3) Net of income tax benefit of $99 and $24 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$6,928	$7,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,942	4,261
Amortization of original issue discount and debt issue costs	149	64
Amortization of inventory step-up	769	—
Deferred income taxes	1,546	183
Stock-based compensation	2,067	2,747
Remeasurement of contingent consideration	451	—
Provision for losses on accounts receivable	480	40
Foreign exchange loss (gain)	934	(213)
Other loss (gain)	52	(103)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	2,696	9,075
Inventories	1,818	(5,830)
Prepaid expenses and other assets	2,028	(556)
Accounts payable and other liabilities	(21,723)	(3,948)
Net cash provided by operating activities	2,137	12,722
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,343)	(781)
Proceeds from disposition of property and equipment	—	201
Business acquisitions, net of cash acquired	(141,293)	—
Net cash used in investing activities	(142,636)	(580)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	5,500	—
Principal payments on revolving credit facilities	(5,500)	—
Proceeds from term loans	80,000	—
Principal payments on term loans	(2,500)	(2,500)
Principal payments on insurance premium financing	(1,083)	(1,092)
Payments for debt issuance costs	(844)	—
Taxes paid in connection with employee stock transactions	(5,311)	(2,725)
Proceeds from secondary offering, net of underwriter discounts	73,535	—
Deferred offering costs	(722)	—
Dividends distributed	(3,289)	(2,986)
Net cash provided by (used in) financing activities	139,786	(9,303)
Effect of foreign exchange rates on cash and cash equivalents	74	169
Change in cash and cash equivalents	(639)	3,008
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$87,052	$48,294
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$9,369	$3,141
Cash paid for interest	$2,498	$2,359
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$210	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net loss	—	—	—	—	7,002	7,002
Dividends declared ($0.08 per share)	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	2,636	—	—	2,636
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Foreign currency translation adjustments	—	—	—	706	—	706
Change in fair value of derivative instruments	—	—	—	(1,073)	—	(1,073)
Balance, March 31, 2023	37,586,031	$4	$206,451	$1,720	$(38,725)	$169,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. The business operates through 21 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, France, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

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

Secondary Offering

On March 19, 2024, the Company completed a secondary offering in which the Company issued and sold 2,200,000 shares of common stock at a price of $35.00 per share. The Company’s net proceeds from the sale of shares were $72,813 after underwriter discounts and commissions, fees and expenses of $4,187.

On April 1, 2024, the underwriters exercised the full amount of their over-allotment option and purchased an additional 545,719 shares of common stock at a price of $35.00 per share, resulting in net proceeds to the Company of $18,241 after underwriter discounts and commissions, fees and expenses of $859.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Derivative instruments (Note 7)	$7,072	$—	$7,072	$—	$6,505	$—	$6,505	$—

Liabilities:
Derivative instruments (Note 7)	$—	$—	$—	$—	$427	$—	$427	$—
Contingent consideration (Note 2)	$2,671	$—	$—	$2,671	$—	$—	$—	$—

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2024 and 2023.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of March 31, 2024 and December 31, 2023.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three months ended March 31,
	2024	2023
Beginning accrued warranty expense	$1,610	$1,234
Current period claims	(116)	(34)
Provision for current period sales	57	150
Ending accrued warranty expense	$1,551	$1,350

Net Income per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

potential common shares, determined using the treasury-stock method. The calculation of weighted average shares outstanding and net income per share are as follows:

	Three months ended March 31,
	2024	2023
Net income	$6,928	$7,002

Weighted average shares outstanding - basic	37,946,576	37,373,529
Effect of dilutive securities:
Stock-based awards	607,609	255,969
Weighted average shares outstanding - diluted	38,554,185	37,629,498
Net income per share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19

Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the enhanced disclosure requirements, however, we do not anticipate a material change to our financial position, results of operations or cash flows.

2.    ACQUISITIONS

ICOR Acquisition

On January 9, 2024, Med-Eng, ULC, a wholly-owned subsidiary of the Company, completed the acquisition of ICOR Technology Inc. (“ICOR”), a trusted global supplier of high-quality, reliable, innovative, and cost-effective explosive ordnance disposal robots.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of ICOR were $1,757, of which $155 was incurred and recognized during the three months ended March 31, 2024.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Total consideration, net of cash acquired, was $39,282 for 100% of the equity interests in ICOR. The total consideration was as follows:

Cash paid	$40,350
Less: cash acquired	(1,068)
Plus: Contingent consideration	2,226
Total consideration, net	$41,508

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the ICOR acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the ICOR acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$41,508

Accounts receivable	$2,352
Inventories	8,086
Prepaid expenses and other current assets	612
Property and equipment	239
Operating lease assets	1,369
Intangible assets	16,677
Goodwill	18,980
Total assets acquired	48,315
Accounts payable	635
Accrued liabilities	1,456
Long-term operating lease liabilities	967
Deferred tax liabilities	3,749
Total liabilities assumed	6,807
Net assets acquired	$41,508

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to ICOR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$1,570	10
Technology	13,677	10
Trademarks	1,420	10
Total	$16,667

The full amount of goodwill of $18,980 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and ICOR prior to the acquisition. ICOR revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

As part of the ICOR acquisition, the purchase agreement with respect to the acquisition provided for the payment of contingent consideration of up to CDN$8,000 (approximately $5,797) based upon future cumulative net sales during the three-year period ended January 9, 2027. Using a Monte-Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $2,225 as of January 9, 2024. Significant unobservable inputs used in the valuation include a discount rate of 6.2%. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income in the condensed consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

As the contingent consideration liability is remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs.

The following table summarizes the changes in the contingent consideration liability for the three months ended March 31, 2024:

Balance, December 31, 2023	$—
ICOR acquisition	2,226
Fair value adjustment	451
Foreign currency translation adjustments	(6)
Balance, March 31, 2024	$2,671

Alpha Acquisition

On February 29, 2024, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of Alpha Safety Intermediate, LLC (“Alpha Safety”), a provider of highly engineered technical products and services spanning the nuclear value chain.

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Alpha Safety were $4,399, all of which was incurred and recognized during the three months ended March 31, 2024.

Total consideration, net of cash acquired, was $102,011 for 100% of the equity interests in Alpha Safety. The total consideration was as follows:

Cash paid	$106,618
Less: cash acquired	(4,607)
Total consideration, net	$102,011

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Alpha Safety acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alpha Safety acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$102,011

Accounts receivable	$9,653
Inventories	11,835
Prepaid expenses and other current assets	2,151
Property and equipment	2,189
Operating lease assets	2,262
Intangible assets	57,500
Goodwill	48,554
Total assets acquired	134,144
Accounts payable	1,896
Accrued liabilities	17,220
Long-term operating lease liabilities	1,573
Deferred tax liabilities	11,444
Total liabilities assumed	32,133
Net assets acquired	$102,011

In connection with the acquisition, the Company acquired exclusive rights to Alpha Safety’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$17,000	20
Technology	35,800	15
Trademarks	4,700	10
Total	$57,500

The full amount of goodwill of $48,554 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Alpha Safety prior to the acquisition. Alpha Safety revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended March 31,
	2024	2023
U.S. state and local agencies (a)	$74,992	$66,502
Commercial	11,265	10,077
U.S. federal agencies	21,186	14,127
International	29,437	20,432
Other	980	610
Net sales	$137,860	$111,748

(a) Includes all Distribution sales

	Three Months Ended March 31,
	2024	2023
United States	$108,423	$91,316
International	29,437	20,432
Net sales	$137,860	$111,748

Revenue by product is not disclosed, as it is impractical to do so.

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $12,345 and $4,246 as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 from amounts included in contract liabilities as of December 31, 2023 was $1,883.

Remaining Performance Obligations

As of March 31, 2024, we had $44,681 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of March 31, 2024. We expect to recognize approximately 82% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finished goods	$39,405	$31,674
Work-in-process	8,985	8,473
Raw materials and supplies	47,369	40,829
Total	$95,759	$80,976

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2024:

	Product	Distribution	Total
Balance, December 31, 2023	$79,051	$2,616	$81,667
ICOR acquisition	18,980	—	18,980
Alpha Safety acquisition	48,554	—	48,554
Foreign currency translation adjustments	(289)	—	(289)
Balance, March 31, 2024	$146,296	$2,616	$148,912

Gross goodwill and accumulated impairment losses were $156,497 and $7,585, respectively, as of March 31, 2024 and $89,161 and $7,585, respectively, as of December 31, 2023.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$104,840	$(66,712)	$38,128	17
Technology	65,445	(12,647)	52,798	13
Tradenames	12,700	(5,834)	6,866	9
Non-compete agreements	998	(998)	—	-
	$183,983	$(86,191)	$97,792
Indefinite lived intangibles:
Tradenames	17,219	—	17,219	Indefinite
Total	$201,202	$(86,191)	$115,011

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,621	$(65,650)	$20,971	11
Technology	16,111	(11,979)	4,132	8
Tradenames	6,622	(5,492)	1,130	4
Non-compete agreements	1,003	(1,003)	—	-
	$110,357	$(84,124)	$26,233
Indefinite lived intangibles:
Tradenames	17,239	—	17,239	Indefinite
Total	$127,596	$(84,124)	$43,472

Amortization expense for the three months ended March 31, 2024 and 2023 was $2,215 and $2,328, respectively, of which $690 and $162 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

The estimated amortization expense for definite-lived intangible assets for the remaining nine months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$7,607
2025	8,470
2026	8,073
2027	7,891
2028	7,891
Thereafter	57,860
Total	$97,792

6.    DEBT

The Company’s debt is as follows:

	March 31, 2024	December 31, 2023
Short-term debt:
Insurance premium financing	$1,104	$2,187
Current portion of term loan	14,000	10,000
Current portion of other	130	133
	$15,234	$12,320
Long-term debt:
Revolver	—	—
Term loan	202,064	128,564
Other	389	398
	$202,453	$128,962
Unamortized debt discount and debt issuance costs	(1,852)	(1,150)
Total long-term debt, net	$200,601	$127,812

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining nine months of 2024, the next four years and thereafter:

Remainder of 2024	$10,630
2025	14,130
2026	191,694
2027	129
2028	—
Total principal payments	$216,583

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

There were no amounts outstanding under the Revolving Loan as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there were $4,502 in outstanding letters of credit and $95,498 of availability.

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

In connection with the Borrower’s acquisition of Alpha Safety on March 1, 2024, the Borrower and the Guarantors entered into an Incremental Facility Amendment to the 2021 Credit Agreement, whereby the Lenders made an incremental term loan to the Borrower in the principal amount of $80,000 for the purpose of funding the acquisition of Alpha Safety. All other material terms of the 2021 Credit Agreement remained unchanged.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2024 and December 31, 2023.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (5.33% as of March 31, 2024). We had the following Swap Agreements as of March 31, 2024:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$87,500	0.812%
May 31, 2023 through July 23, 2026	$47,500	3.905%

During the three months ended March 31, 2024, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	March 31, 2024	December 31, 2023
Other current assets	$3,932	$3,655
Other assets	$3,047	$2,850
Other liabilities	$—	$427

A cumulative gain, net of tax, of $5,054 and $4,357, is recorded in accumulated other comprehensive income as of March 31, 2024 and December 31, 2023, respectively.

The amount of gain, net of tax, recognized in other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 of $1,568 and $426, respectively. There was a gain, net of tax, of $872 and $647 reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, approximately $3,833 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

Cash Flow Hedges

During the three months ended March 31, 2024, the Company entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income and are reclassified from accumulated other comprehensive income into earnings in the period the hedged item impacts earnings.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

As of March 31, 2024, the Company had outstanding contracts with a total notional amount of $127,500 MXN and recognized a cumulative gain, net of tax, in accumulated other comprehensive income of $71.

There was a loss, net of tax, of $22 reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2024.

As of March 31, 2024, approximately $93 is expected to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

8.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of March 31, 2024, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The effective tax rate was 22.1% for the three months ended March 31, 2024 and was lower than the statutory rate primarily due to the vesting of stock compensation, partially offset by non-deductible executive compensation. The effective tax rate was 29.6% for the three months ended March 31, 2023 and higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

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

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$9,987	$6,554

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$4,308	$3,510
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,822	3,186
Total lease liabilities		$10,130	$6,696

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Fixed operating lease costs(1)	$1,149	$1,033
Variable operating lease costs	255	366
Total	$1,404	$1,399

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	2.53	2.53

Weighted average discount rate:
Operating leases	2.98%	3.06%

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated future minimum lease payments under operating leases for the remaining nine months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$3,357
2025	3,321
2026	2,242
2027	1,107
2028	466
Thereafter	351
Total future lease payments	10,844
Less: Amount representing interest	(714)
Present value of lease liabilities	$10,130

Supplemental cash flow information related to leases is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$1,073	$1,049

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $93 and $148 for the three months ended March 31, 2024 and 2023, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2024, the Company paid $1,750 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

There were no payments made to Kanders & Company for the three months ended March 31, 2023.

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

	Three Months Ended March 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$118,785	$28,191	$(9,116)	$137,860
Cost of goods sold	67,764	21,557	(9,089)	80,232
Gross profit	$51,021	$6,634	$(27)	$57,628

	Three Months Ended March 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$93,194	$24,660	$(6,106)	$111,748
Cost of goods sold	52,608	18,697	(6,175)	65,130
Gross profit	$40,586	$5,963	$69	$46,618

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

Cadre is a global leader in the manufacturing and distribution of safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment and duty gear through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

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

In January 2024, the Company acquired ICOR Technology Inc. (“ICOR”) for $40.4 million.

In March 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for $106.6 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales	$137,860	$111,748
Net income	$6,928	$7,002
Adjusted EBITDA(1)	$24,488	$18,592
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net sales increased by $26.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of recent acquisitions, higher demand for armor products and EOD products and increased agency demand for hard goods through our Distribution segment.

Net income decreased by $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of an increase in selling, general and administrative expenses due to acquisitions and transaction expenses, partially offset by an increase in gross profit and recent acquisitions.

Secondary Offering

On March 19, 2024, the Company completed a secondary offering in which the Company issued and sold 2,200,000 shares of common stock at a price of $35.00 per share. The Company’s net proceeds from the sale of shares were $72.8 million after underwriter discounts and commissions, fees and expenses of $4.2 million.

On April 1, 2024, the underwriters exercised the full amount of their over-allotment option and purchased an additional 545,719 shares of common stock at a price of $35.00 per share, resulting in net proceeds to the Company of $18.2 million after underwriter discounts and commissions, fees and expenses of $0.9 million.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Orders backlog	$159,081	$126,683

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

Orders backlog increased by $32.4 million as of March 31, 2024 compared to December 31, 2023, primarily due to increases of $42.7 million from recent acquisitions and $2.3 million from duty gear, partially offset by reductions of $10.2 million from explosive ordnance disposal products and $2.6 million from armor products, both due to large orders delivered in the first quarter of 2024.

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

The following table presents data from our results of operations for the three months ended March 31, 2024 and 2023 (in thousands unless otherwise noted):

	Three Months Ended March 31,
	2024	2023
Net sales	$137,860	$111,748	23.4%
Cost of goods sold	80,232	65,130	23.2%
Gross profit	57,628	46,618	23.6%

Operating expenses
Selling, general and administrative	40,719	35,250	15.5%
Restructuring and transaction costs	3,087	—	—%
Related party expense	1,843	148	1,145.3%
Total operating expenses	45,649	35,398	29.0%
Operating income	11,979	11,220	6.8%

Other expense
Interest expense	(1,637)	(1,641)	(0.2)%
Other (expense) income, net	(1,444)	364	(496.7)%
Total other expense, net	(3,081)	(1,277)	141.3%

Income before provision for income taxes	8,898	9,943	(10.5)%
Provision for income taxes	(1,970)	(2,941)	(33.0)%

Net income	$6,928	$7,002	(1.1)%

The following tables present segment data for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$118,785	$28,191	$(9,116)	$137,860
Cost of goods sold	67,764	21,557	(9,089)	80,232
Gross profit	$51,021	$6,634	$(27)	$57,628

	Three Months Ended March 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$93,194	$24,660	$(6,106)	$111,748
Cost of goods sold	52,608	18,697	(6,175)	65,130
Gross profit	$40,586	$5,963	$69	$46,618

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

Net sales. Product segment net sales increased by $25.6 million, or 27.5%, from $93.2 million to $118.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increases of $10.8 million from higher domestic demand for armor products, $8.6 million as a result of recent acquisitions and $3.8 million from higher demand for explosive ordnance disposal products. Distribution segment net sales increased by $3.5 million, or 14.3%, from $24.7 million to $28.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $9.1 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $15.2 million, or 28.8%, from $52.6 million to $67.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased volume, increased costs to manufacture product (principally material and labor), and increases from the amortization of inventory step up adjustments related to 2024 acquisitions, partially offset by product mix. Product segment gross profit as a percentage of net sales decreased by 60 basis points to 43.0% for the three months ended March 31, 2024 from 43.6% for the three months ended March 31, 2023, mainly driven by increases from the amortization of inventory step up adjustments related to the recent acquisitions and inflation, partially offset by favorable pricing and product mix. Distribution segment cost of goods sold increased by $2.9 million, or 15.3%, from $18.7 million to $21.6 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased volume. Distribution segment gross profit as a percentage of net sales decreased by 65 basis points to 23.5% for the three months ended March 31, 2024 from 24.2% for the three months ended March 31, 2023, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $9.1 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.

Selling, general and administrative. Selling, general and administrative increased by $5.5 million, or 15.5%, for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to recent acquisitions, employee compensation and related benefits, and professional services.

Restructuring and transaction costs. Restructuring and transaction costs were $3.1 million for the three months ended March 31, 2024 primarily due to costs incurred associated with the ICOR and Alpha Safety acquisitions.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, increased by $1.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a $1.8 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Alpha Safety.

Interest expense. Interest expense remained consistent for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other (expense) income, net. Other expense, net was $1.4 million for the three months ended March 31, 2024 as compared to $0.4 million for the three months ended March 31, 2023, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $2.0 million for the three months ended March 31, 2024 compared to $2.9 million for the three months ended March 31, 2023. The effective tax rate was 22.1% for the three months ended March 31, 2024 and was lower than the statutory rate primarily due to the vesting of stock compensation, partially offset by non-deductible executive compensation. The effective tax rate was 29.6% for the three months ended March 31, 2023 and higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other expense (income), net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus, amortization of inventory step-up and contingent consideration expense as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$6,928	$7,002
Add back:
Depreciation and amortization	3,942	4,261
Interest expense	1,637	1,641
Provision for income taxes	1,970	2,941
EBITDA	$14,477	$15,845
Add back:
Restructuring and transaction costs(1)	4,837	—
Other (income) expense, net(2)	1,444	(364)
Stock-based compensation expense(3)	2,067	2,747
Stock-based compensation payroll tax expense(4)	393	220
LTIP bonus(5)	50	144
Amortization of inventory step-up(6)	769	—
Contingent consideration expense(7)	451	—
Adjusted EBITDA	$24,488	$18,592
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees, and $1.8 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2024.
(2)	Reflects the “Other (expense) income, net” line item on our condensed consolidated statement of operations and comprehensive income and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA increased by $5.9 million for the three months ended March 31, 2024 as compared to 2023, primarily due to an increase in gross profit and recent acquisitions, partially offset by an increase in selling, general and administrative expenses.

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

For the three months ended March 31, 2024, net cash provided from operating activities totaled $2.1 million and as of March 31, 2024, cash and cash equivalents totaled $87.1 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of March 31, 2024 and December 31, 2023, we had $215.8 million and $140.1 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there were $4.5 million in outstanding letters of credit and $95.5 million of availability.

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

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of May 3, 2024, there were no amounts outstanding under the Revolving Loan.

In connection with the Borrower’s acquisition of Alpha Safety on March 1, 2024, the Borrower and the Guarantors entered into an Incremental Facility Amendment to the 2021 Credit Agreement, whereby the Lenders made an incremental term loan to the Borrower in the principal amount of $80.0 million for the purpose of funding the acquisition of Alpha Safety. All other material terms of the 2021 Credit Agreement remained unchanged.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2024 and December 31, 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of May 3, 2024, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$2,137	$12,722
Net cash used in investing activities	(142,636)	(580)
Net cash provided by (used in) financing activities	139,786	(9,303)
Effects of foreign exchange rates on cash and cash equivalents	74	169
Change in cash and cash equivalents	(639)	3,008
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$87,052	$48,294

Net cash provided by operating activities

During the three months ended March 31, 2024, net cash provided by operating activities of $2.1 million resulted primarily from net income of $6.9 million, a $3.9 million add back to net income for depreciation and amortization, a $2.1 million add back to net income for stock-based compensation and a net deduction to net income of $15.2 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $21.7 million, a decrease in accounts receivable of $2.7 million and a decrease in prepaid expenses and other assets of $2.0 million.

During the three months ended March 31, 2023, net cash provided by operating activities of $12.7 million resulted primarily from net income of $7.0 million, a $2.7 million add back to net income for stock-based compensation, a $4.3 million add back to net income for depreciation and amortization and a net deduction to net income of $1.2 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $9.1 million, an increase in inventories of $5.8 million and a decrease in accounts payable and other liabilities of $3.9 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the three months ended March 31, 2024, we used $142.6 million of cash in investing activities, primarily consisting of $141.3 million for the acquisition of ICOR and Alpha Safety.

During the three months ended March 31, 2023, we used $0.6 million of cash in investing activities, primarily consisting of $0.8 million for purchases of property and equipment.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2024, net cash provided by financing activities of $139.8 million resulted primarily from proceeds from term loans of $80.0 million and proceeds from the secondary offering of $73.5 million, partially offset by taxes paid in connection with employee stock transactions of $5.3 million and dividends distributed of $3.3 million.

During the three months ended March 31, 2023, we used $9.3 million of cash in financing activities, primarily consisting of principal payments on term loans of $2.5 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $3.0 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2024 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$10,844	$3,357	$5,563	$1,573	$351
Debt(2)	216,583	10,630	205,824	129	—
Interest on debt(3)	25,298	10,455	14,843	—	—
Total contractual obligations	$252,725	$24,442	$226,230	$1,702	$351
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of March 31, 2024; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of March 31, 2024.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of March 31, 2024, we had $216.1 million in outstanding floating rate debt, which bears interest at one-month SOFR (5.33% as of March 31, 2024) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of March 31, 2024, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $2.2 million on the principal amount of debt and would have an immaterial effect when including the effect of our Swap Agreements.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

As of March 31, 2024, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$87,500	0.812%
May 31, 2023 through July 23, 2026	$47,500	3.905%

During the three months ended March 31, 2024, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income and are reclassified from accumulated other comprehensive income into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.3 million for the three months ended March 31, 2024. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three months ended March 31, 2024, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.7 million for the three months ended March 31, 2024, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Unit Purchase Agreement, by and among Alpha Safety Holdings, LLC, Alpha Safety Intermediate, LLC, Cadre Holdings, Inc. and Safariland, LLC, dated February 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024).

10.1

Incremental Facility Amendment to Credit Agreement and Guaranty Joinder, dated as of March 1, 2024, by and among Safariland, LLC, the New Subsidiaries party thereto, the other Guarantors party thereto, the Lenders party thereto, and PNC bank, National Association, as Administrative Agent, Swingline Loan Lender and an Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2024).

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

CADRE HOLDINGS, INC.
Date: May 8, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)