Form 10-Q
period 2024-06-30
Cadre Holdings, Inc.
filed 2024-08-09
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 5, 2024, there were 40,607,988 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired, including, without limitation, ICOR Technology Inc. and Alpha Safety Intermediate, LLC, and may acquire in the future;
●	potential legal, reputational, operational and financial effects on the Company resulting from the cybersecurity incident that we reported in July 2024 and/or future cybersecurity incidents on the Company’s business, operations and financial results as well as the effectiveness of the Company’s response and mitigation efforts to any such cybersecurity incidents; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$105,903	$87,691
Accounts receivable, net of allowance for doubtful accounts of $1,349 and $635, respectively	72,685	58,360
Inventories	95,637	80,976
Prepaid expenses	9,751	11,930
Other current assets	11,014	6,886
Total current assets	294,990	245,843
Property and equipment, net of accumulated depreciation and amortization of $51,186 and $50,968, respectively	46,718	44,647
Operating lease assets	9,624	6,554
Deferred tax assets, net	3,835	4,004
Intangible assets, net	112,229	43,472
Goodwill	148,141	81,667
Other assets	5,095	4,992
Total assets	$620,632	$431,179

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$31,489	$28,418
Accrued liabilities	46,645	44,524
Income tax payable	1,788	9,944
Current portion of long-term debt	13,128	12,320
Total current liabilities	93,050	95,206
Long-term debt	198,233	127,812
Long-term operating lease liabilities	6,062	3,186
Deferred tax liabilities	18,852	4,843
Other liabilities	5,055	2,970
Total liabilities	321,252	234,017

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,607,988 and 37,587,436 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	4	4
Additional paid-in capital	302,603	212,630
Accumulated other comprehensive income	226	634
Accumulated deficit	(3,453)	(16,106)
Total shareholders’ equity	299,380	197,162
Total liabilities, mezzanine equity and shareholders' equity	$620,632	$431,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$144,309	$121,087	$282,169	$232,835
Cost of goods sold	85,659	70,340	165,891	135,470
Gross profit	58,650	50,747	116,278	97,365
Operating expenses
Selling, general and administrative	38,577	34,051	79,296	69,301
Restructuring and transaction costs	19	693	3,106	693
Related party expense	101	115	1,944	263
Total operating expenses	38,697	34,859	84,346	70,257
Operating income	19,953	15,888	31,932	27,108
Other expense
Interest expense	(2,003)	(1,013)	(3,640)	(2,654)
Other (expense) income, net	(336)	346	(1,780)	710
Total other expense, net	(2,339)	(667)	(5,420)	(1,944)
Income before provision for income taxes	17,614	15,221	26,512	25,164
Provision for income taxes	(5,047)	(4,229)	(7,017)	(7,170)
Net income	$12,567	$10,992	$19,495	$17,994

Net income per share:
Basic	$0.31	$0.29	$0.50	$0.48
Diluted	$0.31	$0.29	$0.49	$0.48
Weighted average shares outstanding:
Basic	40,606,825	37,586,031	39,276,700	37,480,367
Diluted	40,855,185	37,850,708	39,701,755	37,758,998

Net income	$12,567	$10,992	$19,495	$17,994
Other comprehensive income:
Unrealized holding gains on derivative instruments, net of tax(1)	169	1,576	1,829	1,150
Reclassification adjustments for gains included in net income, net of tax(2)	(834)	(735)	(1,728)	(1,382)
Total unrealized (loss) gain on derivative instruments, net of tax	(665)	841	101	(232)
Foreign currency translation adjustments, net of tax(3)	(97)	185	(509)	891
Other comprehensive (loss) income	(762)	1,026	(408)	659
Comprehensive income, net of tax	$11,805	$12,018	$19,087	$18,653

(1) Net of income tax expense of $64 and $525 for the three months ended June 30, 2024 and 2023, respectively, and $610 and $383 for the six months ended June 30, 2024 and 2023, respectively.

(2) Amounts reclassified to net income relate to gains and losses on derivative and are included in earnings above. Amounts are net of income tax expense of $294 and $245 for the three months ended June 30, 2024 and 2023, respectively, and $578 and $460 for the six months ended June 30, 2024 and 2023, respectively.

(3) Net of income tax benefit of $27 and expense of $144 for the three months ended June 30, 2024 and 2023, respectively, and income tax benefit of $126 and expense of $225 for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$19,495	$17,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,562	8,220
Amortization of original issue discount and debt issue costs	502	374
Amortization of inventory step-up	2,310	—
Deferred income taxes	(1,915)	14
Stock-based compensation	4,151	4,852
Remeasurement of contingent consideration	509	—
Provision for losses on accounts receivable	769	(21)
Foreign exchange loss (gain)	971	(776)
Other loss (gain)	251	(433)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,387)	7,605
Inventories	2,355	(11,986)
Prepaid expenses and other assets	705	3,397
Accounts payable and other liabilities	(21,998)	(971)
Net cash provided by operating activities	13,280	28,269
Cash Flows From Investing Activities:
Purchase of property and equipment	(3,365)	(2,404)
Proceeds from disposition of property and equipment	49	206
Business acquisitions, net of cash acquired	(141,813)	—
Net cash used in investing activities	(145,129)	(2,198)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	5,500	—
Principal payments on revolving credit facilities	(5,500)	—
Proceeds from term loans	80,000	—
Principal payments on term loans	(6,065)	(5,000)
Principal payments on insurance premium financing	(2,187)	(2,189)
Payments for debt issuance costs	(844)	—
Taxes paid in connection with employee stock transactions	(5,311)	(2,725)
Proceeds from secondary offering, net of underwriter discounts	91,776	—
Deferred offering costs	(683)	—
Dividends distributed	(6,842)	(5,993)
Other	37	—
Net cash provided by (used in) financing activities	149,881	(15,907)
Effect of foreign exchange rates on cash and cash equivalents	180	332
Change in cash and cash equivalents	18,212	10,496
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$105,903	$55,782
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$21,605	$7,288
Cash paid for interest	$6,458	$4,859
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$58	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701
Net income	—	—	—	—	12,567	12,567
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	545,719	—	18,280	—	—	18,280
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,110	—	—	2,110
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Change in fair value of derivative instruments	—	—	—	(665)	—	(665)
Balance, June 30, 2024	40,607,988	$4	$302,603	$226	$(3,453)	$299,380

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net loss	—	—	—	—	7,002	7,002
Dividends declared ($0.08 per share)	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	2,636	—	—	2,636
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Foreign currency translation adjustments	—	—	—	706	—	706
Change in fair value of derivative instruments	—	—	—	(1,073)	—	(1,073)
Balance, March 31, 2023	37,586,031	$4	$206,451	$1,720	$(38,725)	$169,450
Net loss	—	—	—	—	10,992	10,992
Dividends declared ($0.08 per share)	—	—	—	—	(3,007)	(3,007)
Stock-based compensation	—	—	2,041	—	—	2,041
Foreign currency translation adjustments	—	—	—	185	—	185
Change in fair value of derivative instruments	—	—	—	841	—	841
Balance, June 30, 2023	37,586,031	$4	$208,492	$2,746	$(30,740)	$180,502

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

On April 1, 2024, the underwriters exercised the full amount of their over-allotment option and purchased an additional 545,719 shares of common stock at a price of $35.00 per share, resulting in net proceeds to the Company of $18,280 after underwriter discounts and commissions, fees and expenses of $820.

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

The Company’s financial instruments consist principally of cash and cash equivalents (money market funds), accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, income tax payable and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents (money market funds), accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and income tax payable approximate their current fair value due to the relatively short-term nature of these accounts.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$88,847	$88,847	$—	$—	$74,451	$74,451	$—	$—
Derivative instruments (Note 7)	$6,808	$—	$6,808	$—	$6,505	$—	$6,505	$—

Liabilities:
Derivative instruments (Note 7)	$—	$—	$—	$—	$427	$—	$427	$—
Contingent consideration (Note 2)	$2,681	$—	$—	$2,681	$—	$—	$—	$—

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2024 and 2023.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of June 30, 2024 and December 31, 2023.

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

The Company has certain long-term contracts that contain performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning accrued warranty expense	$1,551	$1,350	$1,610	$1,234
Current period claims	2	(317)	(114)	(351)
Provision for current period sales	61	534	118	684
Ending accrued warranty expense	$1,614	$1,567	$1,614	$1,567

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

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$12,567	$10,992	$19,495	$17,994

Weighted average shares outstanding - basic	40,606,825	37,586,031	39,276,700	37,480,367
Effect of dilutive securities:
Stock-based awards	248,360	264,677	425,054	278,631
Weighted average shares outstanding - diluted	40,855,185	37,850,708	39,701,755	37,758,998
Net income per share:
Basic	$0.31	$0.29	$0.50	$0.48
Diluted	$0.31	$0.29	$0.49	$0.48

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of ICOR were $1,757, of which $155 was incurred and recognized during the six months ended June 30, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to ICOR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$1,570	10
Technology	13,687	10
Trademarks	1,420	10
Total	$16,677

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

The following table summarizes the changes in the contingent consideration liability for the three and six months ended June 30, 2024:

Balance, December 31, 2023	$—
ICOR acquisition	2,226
Fair value adjustment	451
Foreign currency translation adjustments	(6)
Balance, March 31, 2024	$2,671
Fair value adjustment	58
Foreign currency translation adjustments	(48)
Balance, June 30, 2024	$2,681

Alpha Acquisition

On February 29, 2024, Safariland, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of Alpha Safety Intermediate, LLC (“Alpha Safety”), a provider of highly engineered technical products and services spanning the nuclear value chain.

The acquisition was accounted for as a business combination. Acquisition-related costs for the acquisition of Alpha Safety were $4,399 (including $1,750 paid to a related party as discussed in Note 11), all of which was incurred and recognized during the three months ended March 31, 2024.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Total consideration, net of cash acquired, was $102,531 for 100% of the equity interests in Alpha Safety. The total consideration was as follows:

Cash paid	$107,138
Less: cash acquired	(4,607)
Total consideration, net	$102,531

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation, we have decreased goodwill by $598 for changes in cash paid and assumptions used to fair value customer relationships, technology and deferred revenue. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Alpha Safety acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alpha Safety acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$102,531

Accounts receivable	$9,653
Inventories	11,835
Prepaid expenses and other current assets	1,887
Property and equipment	2,189
Operating lease assets	2,262
Intangible assets	57,800
Goodwill	47,956
Total assets acquired	133,582
Accounts payable	1,896
Accrued liabilities	16,066
Long-term operating lease liabilities	1,573
Deferred tax liabilities	11,516
Total liabilities assumed	31,051
Net assets acquired	$102,531

In connection with the acquisition, the Company acquired exclusive rights to Alpha Safety’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$17,900	20
Technology	35,200	15
Trademarks	4,700	10
Total	$57,800

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The full amount of goodwill of $47,956 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Alpha Safety prior to the acquisition. Alpha Safety revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. state and local agencies (a)	$72,811	$70,879	$147,803	$137,381
Commercial	11,911	11,232	23,176	21,309
U.S. federal agencies	20,688	15,002	41,874	29,129
International	35,189	22,941	64,626	43,373
Other	3,710	1,033	4,690	1,643
Net sales	$144,309	$121,087	$282,169	$232,835

(a) Includes all Distribution sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$109,120	$98,146	$217,543	$189,462
International	35,189	22,941	64,626	43,373
Net sales	$144,309	$121,087	$282,169	$232,835

Revenue by product is not disclosed, as it is impractical to do so.

Contract Liabilities

Contract liabilities are recorded as a component of other liabilities when customers remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $14,183 and $4,246 as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and six months ended June 30, 2024 from amounts included in contract liabilities as of December 31, 2023 was $470 and $2,353, respectively.

Remaining Performance Obligations

As of June 30, 2024, we had $42,771 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of June 30, 2024. We expect to recognize approximately 92% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Finished goods	$38,731	$31,674
Work-in-process	9,428	8,473
Raw materials and supplies	47,478	40,829
Total	$95,637	$80,976

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and six months ended June 30, 2024:

	Product	Distribution	Total
Balance, December 31, 2023	$79,051	$2,616	$81,667
ICOR acquisition	18,980	—	18,980
Alpha Safety acquisition	48,554	—	48,554
Foreign currency translation adjustments	(289)	—	(289)
Balance, March 31, 2024	$146,296	$2,616	$148,912
Measurement period adjustments	(598)	—	(598)
Foreign currency translation adjustments	(173)	—	(173)
Balance, June 30, 2024	$145,525	$2,616	$148,141

Gross goodwill and accumulated impairment losses were $155,726 and $7,585, respectively, as of June 30, 2024 and $89,252 and $7,585, respectively, as of December 31, 2023.

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

Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$105,611	$(67,998)	$37,613	17
Technology	64,708	(13,715)	50,993	13
Tradenames	12,686	(6,273)	6,413	9
Non-compete agreements	999	(999)	—	-
	$184,004	$(88,985)	$95,019
Indefinite lived intangibles:
Tradenames	17,210	—	17,210	Indefinite
Total	$201,214	$(88,985)	$112,229

	December 31, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,621	$(65,650)	$20,971	11
Technology	16,111	(11,979)	4,132	8
Tradenames	6,622	(5,492)	1,130	4
Non-compete agreements	1,003	(1,003)	—	-
	$110,357	$(84,124)	$26,233
Indefinite lived intangibles:
Tradenames	17,239	—	17,239	Indefinite
Total	$127,596	$(84,124)	$43,472

Amortization expense for the three months ended June 30, 2024 and 2023 was $2,829 and $1,825, respectively, of which $1,074 and $155 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the six months ended June 30, 2024 and 2023 was $5,044 and $4,153, respectively, of which $1,764 and $317 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining six months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$4,762
2025	8,449
2026	8,056
2027	7,873
2028	7,873
Thereafter	58,006
Total	$95,019

6.    DEBT

The Company’s debt is as follows:

	June 30, 2024	December 31, 2023
Short-term debt:
Insurance premium financing	$—	$2,187
Current portion of term loan	13,000	10,000
Current portion of other	128	133
	$13,128	$12,320
Long-term debt:
Revolver	—	—
Term loan	199,564	128,564
Other	321	398
	$199,885	$128,962
Unamortized debt discount and debt issuance costs	(1,652)	(1,150)
Total long-term debt, net	$198,233	$127,812

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining six months of 2024, the next four years and thereafter:

Remainder of 2024	$7,064
2025	14,128
2026	191,692
2027	129
2028	—
Total principal payments	$213,013

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2024 and December 31, 2023. As of June 30, 2024, there were $4,525 in outstanding letters of credit and $95,475 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2024 and December 31, 2023.

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

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (5.34% as of June 30, 2024). We had the following Swap Agreements as of June 30, 2024:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$86,250	0.812%
May 31, 2023 through July 23, 2026	$46,875	3.905%

During the six months ended June 30, 2024, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	June 30, 2024	December 31, 2023
Other current assets	$3,873	$3,655
Other assets	$2,610	$2,850
Other liabilities	$—	$427

A cumulative gain, net of tax, of $4,702 and $4,357 is recorded in accumulated other comprehensive income as of June 30, 2024 and December 31, 2023, respectively.

The amount of gain, net of tax, recognized in other comprehensive (loss) income for the three months ended June 30, 2024 and 2023 was $504 and $1,576, respectively. There was a gain, net of tax, of $856 and $735 reclassified from accumulated other comprehensive income into earnings for the three months ended June 30, 2024 and 2023, respectively

The amount of gain, net of tax, recognized in other comprehensive (loss) income for the six months ended June 30, 2024 and 2023 was $2,072 and $1,150, respectively. There was a gain, net of tax, of $1,728 and $1,382 reclassified from accumulated other comprehensive income into earnings for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, approximately $3,775 is expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months.

Cash Flow Hedges

During the six months ended June 30, 2024, we entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income and are reclassified from accumulated other comprehensive income into earnings in the period the hedged item impacts earnings.

As of June 30, 2024, the Company had outstanding contracts with a total notional amount of $138,563 MXN and recognized a cumulative loss, net of tax, in accumulated other comprehensive income of $243.

There was a loss, net of tax, of $22 and reclassified from accumulated other comprehensive income into earnings for the three months ended June 30, 2024.

As of June 30, 2024, approximately $243 is expected to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of June 30, 2024, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The effective tax rate was 28.7% and 26.5% for the three and six months ended June 30, 2024, respectively, and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 27.8% and 28.5% for the three and six months ended June 30, 2023, respectively, and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$9,624	$6,554

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$3,687	$3,510
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	6,062	3,186
Total lease liabilities		$9,749	$6,696

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed operating lease costs(1)	$1,265	$1,032	$2,414	$2,065
Variable operating lease costs	399	390	654	756
Total	$1,664	$1,422	$3,068	$2,821

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	2.18	2.53

Weighted average discount rate:
Operating leases	2.91%	3.06%

The estimated future minimum lease payments under operating leases for the remaining six months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$2,255
2025	3,517
2026	2,445
2027	1,314
2028	601
Thereafter	112
Total future lease payments	10,244
Less: Amount representing interest	(495)
Present value of lease liabilities	$9,749

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$2,414	$2,088

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $101 and $115 for the three months ended June 30, 2024 and 2023, respectively, and $194 and $263 for the six months ended June 30, 2024 and 2023, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2024, the Company paid $1,750 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

There were no payments made to Kanders & Company for the three and six months ended June 30, 2023.

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

	Three Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$128,433	$25,588	$(9,712)	$144,309
Cost of goods sold	75,621	19,723	(9,685)	85,659
Gross profit	$52,812	$5,865	$(27)	$58,650

	Three Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$103,368	$25,726	$(8,007)	$121,087
Cost of goods sold	58,216	19,779	(7,655)	70,340
Gross profit	$45,152	$5,947	$(352)	$50,747

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$247,218	$53,779	$(18,828)	$282,169
Cost of goods sold	143,385	41,280	(18,774)	165,891
Gross profit	$103,833	$12,499	$(54)	$116,278

	Six Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$196,562	$50,386	$(14,113)	$232,835
Cost of goods sold	110,824	38,476	(13,830)	135,470
Gross profit	$85,738	$11,910	$(283)	$97,365

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

In January 2024, the Company acquired ICOR Technology Inc. (“ICOR”) for $40.4 million.

In March 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for $107.1 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales	$144,309	$121,087	$282,169	$232,835
Net income	$12,567	$10,992	$19,495	$17,994
Adjusted EBITDA(1)	$28,322	$22,805	$52,810	$41,397
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net sales increased by $23.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily as a result of recent acquisitions and higher demand for armor and duty gear products. Net sales increased by $49.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of recent acquisitions and higher demand for armor and duty gear products.

Net income increased by $1.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily as a result of an increase in gross profit and recent acquisitions partially offset by an increase in selling, general and administrative expenses due to acquisitions and employee compensation and related benefits. Net income increased by $1.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of an increase in gross profit and recent acquisitions partially offset by an increase in selling, general and administrative expenses due to acquisitions and employee compensation and related benefits.

Secondary Offering

On March 19, 2024, the Company completed a secondary offering in which the Company issued and sold 2,200,000 shares of common stock at a price of $35.00 per share. The Company’s net proceeds from the sale of shares were $72.8 million after underwriter discounts and commissions, fees and expenses of $4.2 million.

On April 1, 2024, the underwriters exercised the full amount of their over-allotment option and purchased an additional 545,719 shares of common stock at a price of $35.00 per share, resulting in net proceeds to the Company of $18.3 million after underwriter discounts and commissions, fees and expenses of $0.8 million.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Orders backlog	$151,138	$126,683

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

Orders backlog increased by $24.5 million as of June 30, 2024 compared to December 31, 2023, primarily due to an increase of $41.3 million from recent acquisitions, partially offset by reductions of $14.0 million from explosive ordnance disposal products due to large orders delivered in 2024 and $3.3 million from duty gear due to large government and international orders delivered in 2024.

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

The following table presents data from our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands unless otherwise noted):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023	% Chg
Net sales	$144,309	$121,087	19.2%	$282,169	$232,835	21.2%
Cost of goods sold	85,659	70,340	21.8%	165,891	135,470	22.5%
Gross profit	58,650	50,747	15.6%	116,278	97,365	19.4%

Operating expenses
Selling, general and administrative	38,577	34,051	13.3%	79,296	69,301	14.4%
Restructuring and transaction costs	19	693	(97.3)%	3,106	693	348.2%
Related party expense	101	115	(12.2)%	1,944	263	639.2%
Total operating expenses	38,697	34,859	11.0%	84,346	70,257	20.1%
Operating income	19,953	15,888	25.6%	31,932	27,108	17.8%

Other expense
Interest expense	(2,003)	(1,013)	97.7%	(3,640)	(2,654)	37.2%
Other (expense) income, net	(336)	346	(197.1)%	(1,780)	710	(350.7)%
Total other expense, net	(2,339)	(667)	250.7%	(5,420)	(1,944)	178.8%

Income before provision for income taxes	17,614	15,221	15.7%	26,512	25,164	5.4%
Provision for income taxes	(5,047)	(4,229)	19.3%	(7,017)	(7,170)	(2.1)%

Net income	$12,567	$10,992	14.3%	$19,495	$17,994	8.3%

The following tables present segment data for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$128,433	$25,588	$(9,712)	$144,309
Cost of goods sold	75,621	19,723	(9,685)	85,659
Gross profit	$52,812	$5,865	$(27)	$58,650

	Three Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$103,368	$25,726	$(8,007)	$121,087
Cost of goods sold	58,216	19,779	(7,655)	70,340
Gross profit	$45,152	$5,947	$(352)	$50,747

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$247,218	$53,779	$(18,828)	$282,169
Cost of goods sold	143,385	41,280	(18,774)	165,891
Gross profit	$103,833	$12,499	$(54)	$116,278

	Six Months Ended June 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$196,562	$50,386	$(14,113)	$232,835
Cost of goods sold	110,824	38,476	(13,830)	135,470
Gross profit	$85,738	$11,910	$(283)	$97,365

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

Net sales. Product segment net sales increased by $25.0 million, or 24.2%, from $103.4 million to $128.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increases of $17.2 million as a result of recent acquisitions, $5.7 million from higher demand for duty gear and $2.9 million from higher North American demand for armor products. Distribution segment net sales decreased by $0.1 million, or 0.5%, from $25.7 million to $25.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Reconciling items consisting primarily of intercompany eliminations were $9.7 million and $8.0 million for the three months ended June 30, 2024 and 2023, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $17.4 million, or 29.9%, from $58.2 million to $75.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increased volume, increased costs to manufacture product (principally material and labor), and increases from the amortization of inventory step up adjustments related to 2024 acquisitions. Product segment gross profit as a percentage of net sales decreased by 260 basis points to 41.1% for the three months ended June 30, 2024 from 43.7% for the three months ended June 30, 2023, mainly driven by increases from the amortization of inventory step up adjustments related to the recent acquisitions and inflation, partially offset by favorable pricing and product mix. Distribution segment cost of goods sold decreased by $0.1 million, or 0.3%, from $19.8 million to $19.7 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales decreased by 20 basis points to 22.9% for the three months ended June 30, 2024 from 23.1% for the three months ended June 30, 2023, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $9.7 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative. Selling, general and administrative increased by $4.5 million, or 13.3%, for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to recent acquisitions, employee compensation and related benefits, and professional services.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $0.7 million, or 97.3%, for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to costs incurred in the prior year for restructuring activities.

Related party expense. Related party expense, which consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, was consistent period over period.

Interest expense. Interest expense increased by $1.0 million, or 97.7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the addition of the incremental term loan in 2024.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Other (expense) income, net. Other expense, net was $0.3 million for the three months ended June 30, 2024 as compared to Other income, net of $0.3 million for the three months ended June 30, 2023, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $5.0 million for the three months ended June 30, 2024 compared to $4.2 million for the three months ended June 30, 2023. The effective tax rate was 28.7% for the three months ended June 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 27.8% for the three months ended June 30, 2023 and higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

Net sales. Product segment net sales increased by $50.6 million, or 25.8%, from $196.6 million to $247.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increases of $25.8 million as a result of recent acquisitions, $14.8 million from higher North American demand for armor products and $7.8 million from higher demand for duty gear products. Distribution segment net sales increased by $3.4 million, or 6.7%, from $50.4 million to $53.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $18.8 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $32.6 million, or 29.4%, from $110.8 million to $143.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased volume, increased costs to manufacture product (principally material and labor), and increases from the amortization of inventory step up adjustments related to 2024 acquisitions, partially offset by product mix. Product segment gross profit as a percentage of net sales decreased by 162 basis points to 42.0% for the six months ended June 30, 2024 from 43.6% for the six months ended June 30, 2023, mainly driven by increases from the amortization of inventory step up adjustments related to the recent acquisitions and inflation, partially offset by favorable pricing. Distribution segment cost of goods sold increased by $2.8 million, or 7.3%, from $38.5 million to $41.3 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to increased volume. Distribution segment gross profit as a percentage of net sales decreased by 40 basis points to 23.2% for the six months ended June 30, 2024 from 23.6% for the six months ended June 30, 2023, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $18.8 million and $13.8 million for the six months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative. Selling, general and administrative increased by $10.0 million, or 14.4%, for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to recent acquisitions, employee compensation and related benefits, and professional services.

Restructuring and transaction costs. Restructuring and transaction costs increased by $2.4 million, or 348.2%, for the six months ended June 30, 2024 primarily due to costs incurred associated with the ICOR and Alpha Safety acquisitions.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, increased by $1.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a $1.8 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Alpha Safety.

Interest expense. Interest expense increased by $1.0 million, or 37.2%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the addition of the incremental term loan in 2024.

Other (expense) income, net. Other expense, net was $1.8 million for the six months ended June 30, 2024 as compared to Other income, net of $0.7 million for the six months ended June 30, 2023, primarily due to changes in foreign currency exchange rates.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Provision for income taxes. Provision for income taxes was $7.0 million for the six months ended June 30, 2024 compared to $7.2 million for the six months ended June 30, 2023. The effective tax rate was 26.5% for the six months ended June 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 28.5% for the six months ended June 30, 2023 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$12,567	$10,992	$19,495	$17,994
Add back:
Depreciation and amortization	4,620	3,959	8,562	8,220
Interest expense	2,003	1,013	3,640	2,654
Provision for income taxes	5,047	4,229	7,017	7,170
EBITDA	$24,237	$20,193	$38,714	$36,038
Add back:
Restructuring and transaction costs(1)	19	693	4,856	693
Other (income) expense, net(2)	336	(346)	1,780	(710)
Stock-based compensation expense(3)	2,084	2,105	4,151	4,852
Stock-based compensation payroll tax expense(4)	48	—	441	220
LTIP bonus(5)	(1)	160	49	304
Amortization of inventory step-up(6)	1,541	—	2,310	—
Contingent consideration expense(7)	58	—	509	—
Adjusted EBITDA	$28,322	$22,805	$52,810	$41,397
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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2024.
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

Adjusted EBITDA increased by $5.5 million for the three months ended June 30, 2024 as compared to 2023, primarily due to an increase in gross profit and recent acquisitions, partially offset by an increase in selling, general and administrative expenses. Adjusted EBITDA increased by $11.4 million for the six months ended June 30, 2024 as compared to 2023, primarily due to an increase in gross profit and recent acquisitions, partially offset by an increase in selling, general and administrative expenses.

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

For the six months ended June 30, 2024, net cash provided from operating activities totaled $13.3 million and as of June 30, 2024, cash and cash equivalents totaled $105.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of June 30, 2024 and December 31, 2023, we had $211.4 million and $140.1 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of June 30, 2024 and December 31, 2023. As of June 30, 2024, there were $4.5 million in outstanding letters of credit and $95.5 million of availability.

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

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of August 5, 2024, there were no amounts outstanding under the Revolving Loan.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2024 and December 31, 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of August 5, 2024, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$13,280	$28,269
Net cash used in investing activities	(145,129)	(2,198)
Net cash provided by (used in) financing activities	149,881	(15,907)
Effects of foreign exchange rates on cash and cash equivalents	180	332
Change in cash and cash equivalents	18,212	10,496
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$105,903	$55,782

Net cash provided by operating activities

During the six months ended June 30, 2024, net cash provided by operating activities of $13.3 million resulted primarily from net income of $19.5 million, a $8.6 million add back to net income for depreciation and amortization, a $4.2 million add back to net income for stock-based compensation and a net deduction to net income of $22.3 million for changes in operating assets and

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $22.0 million, an increase in accounts receivable of $3.4 million and a decrease in inventories of $2.4 million.

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

Net cash used in investing activities

During the six months ended June 30, 2024, we used $145.1 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety.

During the six months ended June 30, 2023, we used $2.2 million of cash in investing activities, primarily consisting of $2.4 million for purchases of property and equipment.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2024, net cash provided by financing activities of $149.9 million resulted primarily from proceeds from term loans of $80.0 million and proceeds from the secondary offering, including option exercise, of $91.8 million, partially offset by principal payments on term loans of $6.1 million, taxes paid in connection with employee stock transactions of $5.3 million and dividends distributed of $6.8 million.

During the six months ended June 30, 2023, we used $15.9 million of cash in financing activities, primarily consisting of principal payments on term loans of $5.0 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $6.0 million.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of June 30, 2024.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of June 30, 2024, we had $212.6 million in outstanding floating rate debt, which bears interest at one-month SOFR (5.34% as of June 30, 2024) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of June 30, 2024, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $2.1 million on the principal amount of debt and would have an immaterial effect when including the effect of our Swap Agreements.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

As of June 30, 2024, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$86,250	0.812%
May 31, 2023 through July 23, 2026	$46,875	3.905%

During the six months ended June 30, 2024, there were no interest rate swap agreements that expired.

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

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three and six months ended June 30, 2024, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired ICOR on January 9, 2024 and Alpha Safety on February 29, 2024. The Company is currently in the process of integrating the internal controls over financial reporting at these entities. Except for the continued integration of these entities, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)	As previously disclosed in the Current Report on Form 8-K filed by the Company on July 19, 2024, under Item 8.01 – Other Events, the Company identified that an unauthorized third party gained access to certain technology systems of the Company. The following is additional information to supplement the previously filed information on the Form 8-K described above regarding this cybersecurity incident, based on the information that is known to the Company at this time. The Company’s investigation of and response to the incident remains ongoing.

The Company has taken steps to contain the incident and to mitigate risks to the organization. At this time there is no indication of any ongoing unauthorized third-party access.

As a result of the incident and the containment and mitigation measures taken by the Company out of an abundance of caution, certain key information technology systems were affected, which has led to a general disruption of business operations for some business units. This information technology disruption has temporarily impacted the Company’s production and order fulfillment activities, leading to a potential revenue loss and/or delay in revenue recognition for the third quarter ending September 30, 2024. The Company has been working diligently with its outside experts and partners to resume normal operations. Additionally, the Company has incurred and will continue to incur incremental expenses to recover from and remediate the incident, most of which are expected to be covered by insurance. Consequently, the Company has determined that the cybersecurity incident will likely have a negative impact on its results of operations for the third quarter.

However, the Company believes that the cybersecurity incident has not significantly affected its overall financial condition or results of operations. Specifically, the Company believes that the incident (1) will not result in significant changes to its prior full-year 2024 financial guidance, (2) is unlikely to have a continuing material impact on the Company’s business operations and/or receipt of revenue, with the bulk of the impact being a deferral of revenue from the third quarter of 2024 to the fourth quarter of 2024 and subsequent periods, and (3) will not materially impact its relationships with customers and suppliers or its supply chain.

(b)	None.
(c)	During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
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

CADRE HOLDINGS, INC.
Date: August 9, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)