Form 10-Q
period 2024-09-30
Cadre Holdings, Inc.
filed 2024-11-06
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 4, 2024, there were 40,607,988 shares of common stock, par value $0.0001, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$92,989	$87,691
Accounts receivable, net of allowance for doubtful accounts of $1,317 and $635, respectively	69,432	58,360
Inventories	99,583	80,976
Prepaid expenses	15,603	11,930
Other current assets	8,305	6,886
Total current assets	285,912	245,843
Property and equipment, net of accumulated depreciation and amortization of $53,098 and $50,968, respectively	46,221	44,647
Operating lease assets	16,922	6,554
Deferred tax assets, net	3,870	4,004
Intangible assets, net	111,024	43,472
Goodwill	148,944	81,667
Other assets	3,722	4,992
Total assets	$616,615	$431,179

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$27,565	$28,418
Accrued liabilities	47,241	44,524
Income tax payable	7,141	9,944
Current portion of long-term debt	13,134	12,320
Total current liabilities	95,081	95,206
Long-term debt	194,949	127,812
Long-term operating lease liabilities	12,032	3,186
Deferred tax liabilities	8,782	4,843
Other liabilities	5,490	2,970
Total liabilities	316,334	234,017

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,607,988 and 37,587,436 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	4	4
Additional paid-in capital	304,707	212,630
Accumulated other comprehensive (loss) income	(1,079)	634
Accumulated deficit	(3,351)	(16,106)
Total shareholders’ equity	300,281	197,162
Total liabilities, mezzanine equity and shareholders' equity	$616,615	$431,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$109,408	$125,114	$391,577	$357,949
Cost of goods sold	69,392	71,511	235,283	206,981
Gross profit	40,016	53,603	156,294	150,968
Operating expenses
Selling, general and administrative	33,981	36,314	113,277	105,615
Restructuring and transaction costs	515	439	3,621	1,132
Related party expense	94	116	2,038	379
Total operating expenses	34,590	36,869	118,936	107,126
Operating income	5,426	16,734	37,358	43,842
Other expense
Interest expense	(1,991)	(1,073)	(5,631)	(3,727)
Other income (expense), net	1,555	(315)	(225)	395
Total other expense, net	(436)	(1,388)	(5,856)	(3,332)
Income before provision for income taxes	4,990	15,346	31,502	40,510
Provision for income taxes	(1,335)	(4,293)	(8,352)	(11,463)
Net income	$3,655	$11,053	$23,150	$29,047

Net income per share:
Basic	$0.09	$0.29	$0.58	$0.77
Diluted	$0.09	$0.29	$0.58	$0.77
Weighted average shares outstanding:
Basic	40,607,988	37,586,031	39,723,702	37,515,976
Diluted	40,949,461	37,930,888	40,118,729	37,830,790

Net income	$3,655	$11,053	$23,150	$29,047
Other comprehensive income:
Unrealized holding (losses) gains on derivative instruments, net of tax(1)	(1,509)	1,131	320	2,281
Reclassification adjustments for gains included in net income, net of tax(2)	(849)	(884)	(2,577)	(2,266)
Total unrealized (loss) gain on derivative instruments, net of tax	(2,358)	247	(2,257)	15
Foreign currency translation adjustments, net of tax(3)	1,053	(850)	544	41
Other comprehensive (loss) income	(1,305)	(603)	(1,713)	56
Comprehensive income, net of tax	$2,350	$10,450	$21,437	$29,103

(1) Net of income tax benefit of $504 and income tax expense of $377 for the three months ended September 30, 2024 and 2023, respectively, and income tax expense of $106 and $760 for the nine months ended September 30, 2024 and 2023, respectively.

(2) Amounts reclassified to net income relate to gains and losses on derivative instruments and are included in earnings above. Amounts are net of income tax expense of $283 and $295 for the three months ended September 30, 2024 and 2023, respectively, and $861 and $755 for the nine months ended September 30, 2024 and 2023, respectively.

(3) Net of income tax expense of $240 and income tax benefit of $170 for the three months ended September 30, 2024 and 2023, respectively, and income tax expense of $114 and $55 for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$23,150	$29,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,325	12,385
Amortization of original issue discount and debt issue costs	787	359
Amortization of inventory step-up	3,851	—
Deferred income taxes	(11,627)	1,317
Stock-based compensation	6,255	7,060
Remeasurement of contingent consideration	685	—
Provision for losses on accounts receivable	757	37
Foreign exchange gain	(788)	(243)
Other loss (gain)	355	(394)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	162	3,429
Inventories	(2,589)	(12,229)
Prepaid expenses and other assets	(4,161)	(3,131)
Accounts payable and other liabilities	(21,096)	8,623
Net cash provided by operating activities	8,066	46,260
Cash Flows From Investing Activities:
Purchase of property and equipment	(4,381)	(4,248)
Proceeds from disposition of property and equipment	74	206
Business acquisitions, net of cash acquired	(141,813)	—
Net cash used in investing activities	(146,120)	(4,042)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	5,500	—
Principal payments on revolving credit facilities	(5,500)	—
Proceeds from term loans	80,000	—
Principal payments on term loans	(9,562)	(7,500)
Proceeds from insurance premium financing	—	3,949
Principal payments on insurance premium financing	(2,187)	(2,909)
Payments for debt issuance costs	(844)	—
Taxes paid in connection with employee stock transactions	(5,311)	(2,725)
Proceeds from secondary offering, net of underwriter discounts	91,776	—
Deferred offering costs	(683)	—
Dividends distributed	(10,395)	(8,999)
Other	37	—
Net cash provided by (used in) financing activities	142,831	(18,184)
Effect of foreign exchange rates on cash and cash equivalents	521	92
Change in cash and cash equivalents	5,298	24,126
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$92,989	$69,412
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$22,761	$7,923
Cash paid for interest	$10,523	$7,389
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$112	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701
Net income	—	—	—	—	12,567	12,567
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	545,719	—	18,280	—	—	18,280
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,110	—	—	2,110
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Change in fair value of derivative instruments	—	—	—	(665)	—	(665)
Balance, June 30, 2024	40,607,988	$4	$302,603	$226	$(3,453)	$299,380
Net income	—	—	—	—	3,655	3,655
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,104	—	—	2,104
Foreign currency translation adjustments	—	—	—	1,053	—	1,053
Change in fair value of derivative instruments	—	—	—	(2,358)	—	(2,358)
Balance, September 30, 2024	40,607,988	$4	$304,707	$(1,079)	$(3,351)	$300,281

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$81,218	$81,218	$—	$—	$74,451	$74,451	$—	$—
Derivative instruments (Note 7)	$4,239	$—	$4,239	$—	$6,505	$—	$6,505	$—

Liabilities:
Derivative instruments (Note 7)	$—	$—	$—	$—	$427	$—	$427	$—
Contingent consideration (Note 2)	$2,890	$—	$—	$2,890	$—	$—	$—	$—

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2024 and 2023.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of September 30, 2024 and December 31, 2023.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning accrued warranty expense	$1,614	$1,567	$1,610	$1,234
Current period claims	(232)	(451)	(346)	(802)
Provision for current period sales	334	590	452	1,274
Ending accrued warranty expense	$1,716	$1,706	$1,716	$1,706

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

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$3,655	$11,053	$23,150	$29,047

Weighted average shares outstanding - basic	40,607,988	37,586,031	39,723,702	37,515,976
Effect of dilutive securities:
Stock-based awards	341,473	344,857	395,027	314,814
Weighted average shares outstanding - diluted	40,949,461	37,930,888	40,118,729	37,830,790
Net income per share:
Basic	$0.09	$0.29	$0.58	$0.77
Diluted	$0.09	$0.29	$0.58	$0.77

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of ICOR were $1,757, of which $155 was incurred and recognized during the nine months ended September 30, 2024.

Total consideration, net of cash acquired, was $39,282 for 100% of the equity interests in ICOR. The total consideration was as follows:

Cash paid	$40,350
Less: cash acquired	(1,068)
Plus: Contingent consideration	2,226
Total consideration, net	$41,508

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value measurements of identifiable assets and liabilities, specifically deferred tax assets and liabilities, and the resulting goodwill related to the ICOR acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the ICOR acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

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

The full amount of goodwill of $18,980 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and ICOR prior to the acquisition. ICOR revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations, and consequently we have not included any pro-forma information.

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

The following table summarizes the changes in the contingent consideration liability for the three and nine months ended September 30, 2024:

Balance, December 31, 2023	$—
ICOR acquisition	2,226
Fair value adjustment	451
Foreign currency translation adjustments	(6)
Balance, March 31, 2024	$2,671
Fair value adjustment	58
Foreign currency translation adjustments	(48)
Balance, June 30, 2024	$2,681
Fair value adjustment	176
Foreign currency translation adjustments	33
Balance, September 30, 2024	$2,890

Alpha Safety Acquisition

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

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have decreased goodwill by $598 for changes in cash paid and assumptions used to fair value customer relationships, technology and deferred revenue. The fair value measurements of identifiable assets and liabilities, specifically deferred tax assets and liabilities, and the resulting goodwill related to the Alpha Safety acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alpha Safety acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

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

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. state and local agencies (a)	$56,678	$75,584	$204,481	$212,965
Commercial	7,209	9,525	30,385	30,834
U.S. federal agencies	20,737	13,355	62,611	42,484
International	19,065	25,821	83,691	69,194
Other	5,719	829	10,409	2,472
Net sales	$109,408	$125,114	$391,577	$357,949

(a) Includes all Distribution sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$90,343	$99,293	$307,886	$288,755
International	19,065	25,821	83,691	69,194
Net sales	$109,408	$125,114	$391,577	$357,949

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets are included in accounts receivable, net in the Company’s condensed consolidated balance sheets and totaled $7,883 as of September 30, 2024.  There were no contract assets as of December 31, 2023.

Contract liabilities are recorded as a component of other liabilities when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $9,842 and $4,246 as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and nine

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

months ended September 30, 2024 from amounts included in contract liabilities as of December 31, 2023 was $537 and $2,890, respectively.

Remaining Performance Obligations

As of September 30, 2024, we had $46,593 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2024. We expect to recognize approximately 67% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Finished goods	$38,149	$31,674
Work-in-process	9,235	8,473
Raw materials and supplies	52,199	40,829
Total	$99,583	$80,976

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and nine months ended September 30, 2024:

	Product	Distribution	Total
Balance, December 31, 2023	$79,051	$2,616	$81,667
ICOR acquisition	18,980	—	18,980
Alpha Safety acquisition	48,554	—	48,554
Foreign currency translation adjustments	(289)	—	(289)
Balance, March 31, 2024	$146,296	$2,616	$148,912
Measurement period adjustments	(598)	—	(598)
Foreign currency translation adjustments	(173)	—	(173)
Balance, June 30, 2024	$145,525	$2,616	$148,141
Measurement period adjustments	—	—	—
Foreign currency translation adjustments	803	—	803
Balance, September 30, 2024	$146,328	$2,616	$148,944

Gross goodwill and accumulated impairment losses were $156,529 and $7,585, respectively, as of September 30, 2024 and $89,252 and $7,585, respectively, as of December 31, 2023.

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

Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$106,458	$(68,773)	$37,685	17
Technology	65,012	(14,895)	50,117	13
Tradenames	12,853	(6,852)	6,001	9
Non-compete agreements	1,032	(1,032)	—	-
	$185,355	$(91,552)	$93,803
Indefinite lived intangibles:
Tradenames	17,221	—	17,221	Indefinite
Total	$202,576	$(91,552)	$111,024

	December 31, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,621	$(65,650)	$20,971	11
Technology	16,111	(11,979)	4,132	8
Tradenames	6,622	(5,492)	1,130	4
Non-compete agreements	1,003	(1,003)	—	-
	$110,357	$(84,124)	$26,233
Indefinite lived intangibles:
Tradenames	17,239	—	17,239	Indefinite
Total	$127,596	$(84,124)	$43,472

Amortization expense for the three months ended September 30, 2024 and 2023 was $1,968 and $2,155, respectively, of which $1,073 and $55 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the nine months ended September 30, 2024 and 2023 was $7,012 and $6,308, respectively, of which $2,837 and $372 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining three months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$2,230
2025	8,545
2026	8,239
2027	8,061
2028	8,061
Thereafter	58,667
Total	$93,803

6.    DEBT

The Company’s debt is as follows:

	September 30, 2024	December 31, 2023
Short-term debt:
Insurance premium financing	$—	$2,187
Current portion of term loan	13,000	10,000
Current portion of other	134	133
	$13,134	$12,320
Long-term debt:
Revolver	—	—
Term loan	196,064	128,564
Other	335	398
	$196,399	$128,962
Unamortized debt discount and debt issuance costs	(1,450)	(1,150)
Total long-term debt, net	$194,949	$127,812

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining three months of 2024, the next four years and thereafter:

Remainder of 2024	$3,567
2025	14,134
2026	191,698
2027	134
2028	—
Total principal payments	$209,533

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2021 Credit Facility

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200,000 under a term loan (the “Term Loan”), and (ii) may borrow up to $100,000 under a revolving credit facility (including up to $15,000 for letters of credit and up to $10,000 for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The 2021 Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, is secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of September 30, 2024 and December 31, 2023. As of September 30, 2024, there were $2,126 in outstanding letters of credit and $97,874 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2024 and December 31, 2023.

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

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (4.85% as of September 30, 2024). We had the following Swap Agreements as of September 30, 2024:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$85,000	0.812%
May 31, 2023 through July 23, 2026	$46,250	3.905%

During the nine months ended September 30, 2024, there were no Swap Agreements that expired.

We designated the Swap Agreements as cash flow hedges. A portion of the amount included in accumulated other comprehensive (loss) income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	September 30, 2024	December 31, 2023
Other current assets	$2,450	$3,655
Other assets	$1,339	$2,850
Other liabilities	$—	$427

A cumulative gain, net of tax, of $2,438 and $4,357 is recorded in accumulated other comprehensive (loss) income as of September 30, 2024 and December 31, 2023, respectively.

The amount of loss, net of tax, recognized in other comprehensive (loss) income for the three months ended September 30, 2024 and 2023 was $1,415 and $1,131, respectively. There was a gain, net of tax, of $849 and $884 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended September 30, 2024 and 2023, respectively

The amount of gain, net of tax, recognized in other comprehensive (loss) income for the nine months ended September 30, 2024 and 2023 was $658 and $2,281, respectively. There was a gain, net of tax, of $2,577 and $2,266 reclassified from accumulated other comprehensive (loss) income into earnings for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, approximately $2,299 is expected to be reclassified from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Cash Flow Hedges

During the nine months ended September 30, 2024, we entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

As of September 30, 2024, the Company had outstanding contracts with a total notional amount of $88,125 MXN and recognized a cumulative loss, net of tax, in accumulated other comprehensive (loss) income of $338.

As of September 30, 2024, approximately $338 is expected to be reclassified from accumulated other comprehensive (loss) income into earnings over the next 12 months.

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of September 30, 2024, the Company’s tax years subsequent to 2016 are subject to examination by tax authorities with few exceptions. The 2018 and 2019 tax returns of a Canadian subsidiary of the Company are currently under examination by the Canadian Revenue Agency.

The effective tax rate was 26.8% and 26.5% for the three and nine months ended September 30, 2024, respectively, and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 28.0% and 28.3% for the three and nine months ended September 30, 2023, respectively, and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease assets	$16,922	$6,554

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$4,987	$3,510
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	12,032	3,186
Total lease liabilities		$17,019	$6,696

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed operating lease costs(1)	$1,481	$954	$3,895	$3,019
Variable operating lease costs	546	511	1,200	1,267
Total	$2,027	$1,465	$5,095	$4,286

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	3.26	2.53

Weighted average discount rate:
Operating leases	3.14%	3.06%

The estimated future minimum lease payments under operating leases for the remaining three months of 2024, the next four years and thereafter is as follows:

Remainder of 2024	$1,563
2025	5,355
2026	4,419
2027	3,293
2028	2,315
Thereafter	1,272
Total future lease payments	18,217
Less: Amount representing interest	(1,198)
Present value of lease liabilities	$17,019

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,838	$3,063

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10,095	$831

11.     RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $94 and $116 for the three months ended September 30, 2024 and 2023, respectively, and $288 and $379 for the nine months ended September 30, 2024 and 2023, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2024, the Company paid $1,750 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

There were no payments made to Kanders & Company for the three and nine months ended September 30, 2023.

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

	Three Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$96,493	$17,836	$(4,921)	$109,408
Cost of goods sold	60,386	13,936	(4,930)	69,392
Gross profit	$36,107	$3,900	$9	$40,016

	Three Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$108,495	$24,208	$(7,589)	$125,114
Cost of goods sold	60,380	18,724	(7,593)	71,511
Gross profit	$48,115	$5,484	$4	$53,603

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$343,711	$71,615	$(23,749)	$391,577
Cost of goods sold	203,771	$55,216	$(23,704)	235,283
Gross profit	$139,940	$16,399	$(45)	$156,294

	Nine Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$305,057	$74,594	$(21,702)	$357,949
Cost of goods sold	171,204	57,200	(21,423)	206,981
Gross profit	$133,853	$17,394	$(279)	$150,968

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

In January 2024, the Company acquired ICOR Technology Inc. (“ICOR”) for $40.4 million.

In February 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for $107.1 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales	$109,408	$125,114	$391,577	$357,949
Net income	$3,655	$11,053	$23,150	$29,047
Adjusted EBITDA(1)	$13,525	$23,731	$66,335	$65,128
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net sales decreased by $15.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily as a result of the cybersecurity incident that we reported in July 2024, and a subsequent, negligible cybersecurity incident that occurred in September 2024, each of which led the Company to take certain containment and mitigation measures out of an abundance of caution, resulting in some interruptions or disruptions of normal business operations for some of our facilities which temporarily impacted the Company’s production and order fulfillment activities (collectively, the “Cybersecurity Incidents”). This decrease was partially offset by recent acquisitions. Net sales increased by $33.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of recent acquisitions and higher demand for armor and duty gear products, partially offset by the Cybersecurity Incidents.   Consequently, the Company has determined that the Cybersecurity Incidents have negatively impacted its results of operations for the three months ended September 30, 2024, however, the Company believes that the Cybersecurity Incidents will not significantly affect its overall financial condition or results of operations.

Net income decreased by $7.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily as a result of a decrease in gross profit driven by lower productivity due to the Cybersecurity Incidents. Net income decreased by $5.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of an increase in gross profit driven by recent acquisitions, partially offset by an increase in selling, general and administrative expenses due to recent acquisitions.

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

The following table presents our orders backlog as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Orders backlog	$167,246	$126,683

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Orders backlog increased by $40.6 million as of September 30, 2024 compared to December 31, 2023, primarily due to increases of $35.6 million from recent acquisitions, $4.7 million from higher demand for hard goods and $3.7 million from demand for international orders in crowd control, partially offset by a reduction of $5.1 million from explosive ordinance disposal products due to large orders delivered during 2024.

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

The following table presents data from our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands unless otherwise noted):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Chg	2024	2023	% Chg
Net sales	$109,408	$125,114	(12.6)%	$391,577	$357,949	9.4%
Cost of goods sold	69,392	71,511	(3.0)%	235,283	206,981	13.7%
Gross profit	40,016	53,603	(25.3)%	156,294	150,968	3.5%

Operating expenses
Selling, general and administrative	33,981	36,314	(6.4)%	113,277	105,615	7.3%
Restructuring and transaction costs	515	439	17.3%	3,621	1,132	219.9%
Related party expense	94	116	(19.0)%	2,038	379	437.7%
Total operating expenses	34,590	36,869	(6.2)%	118,936	107,126	11.0%
Operating income	5,426	16,734	(67.6)%	37,358	43,842	(14.8)%

Other expense
Interest expense	(1,991)	(1,073)	85.6%	(5,631)	(3,727)	51.1%
Other income (expense), net	1,555	(315)	(593.7)%	(225)	395	(157.0)%
Total other expense, net	(436)	(1,388)	(68.6)%	(5,856)	(3,332)	75.8%

Income before provision for income taxes	4,990	15,346	(67.5)%	31,502	40,510	(22.2)%
Provision for income taxes	(1,335)	(4,293)	(68.9)%	(8,352)	(11,463)	(27.1)%

Net income	$3,655	$11,053	(66.9)%	$23,150	$29,047	(20.3)%

The following tables present segment data for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$96,493	$17,836	$(4,921)	$109,408
Cost of goods sold	60,386	13,936	(4,930)	69,392
Gross profit	$36,107	$3,900	$9	$40,016

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$108,495	$24,208	$(7,589)	$125,114
Cost of goods sold	60,380	18,724	(7,593)	71,511
Gross profit	$48,115	$5,484	$4	$53,603

	Nine Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$343,711	$71,615	$(23,749)	$391,577
Cost of goods sold	203,771	$55,216	$(23,704)	235,283
Gross profit	$139,940	$16,399	$(45)	$156,294

	Nine Months Ended September 30, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$305,057	$74,594	$(21,702)	$357,949
Cost of goods sold	171,204	57,200	(21,423)	206,981
Gross profit	$133,853	$17,394	$(279)	$150,968

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

Net sales. Product segment net sales decreased by $12.0 million, or 11.1%, from $108.5 million to $96.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to decreases of $22.3 million as a result of the Cybersecurity Incidents, $4.6 million from EOD due to project timing, $2.5 million from softness in commercial sales for duty gear, $2.1 million in armor driven by large orders for shields in the prior year and $1.7 million driven by a large international order for crowd control recognized in the prior year, partially offset by an increase of $21.6 million as a result of recent acquisitions. Distribution segment net sales decreased by $6.4 million, or 26.3%, from $24.2 million to $17.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the Cybersecurity Incidents. Reconciling items consisting primarily of intercompany eliminations were $4.9 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold was flat at $60.4 million for the three months ended September 30, 2024 and 2023, primarily due to lower volumes, offset by lower productivity due to the Cybersecurity Incidents and the amortization of inventory step up adjustments related to 2024 acquisitions. Product segment gross profit as a percentage of net sales decreased by 690 basis points to 37.4% for the three months ended September 30, 2024 from 44.3% for the three months ended September 30, 2023, mainly driven by lower productivity due to the Cybersecurity Incidents, amortization of inventory step up adjustments related to the recent acquisitions, partially offset by favorable pricing net of material inflation. Distribution segment cost of goods sold decreased by $4.8 million, or 25.6%, from $18.7 million to $13.9 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales decreased by 80 basis points to 21.9% for the three months ended September 30, 2024 from 22.7% for the three months ended September 30, 2023, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $4.9 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative. Selling, general and administrative decreased by $2.3 million, or 6.4%, for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to employee compensation.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Restructuring and transaction costs. Restructuring and transaction costs, which primarily includes transaction costs composed of legal and consulting fees, was consistent period over period.

Related party expense. Related party expense, which consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, was consistent period over period.

Interest expense. Interest expense increased by $0.9 million, or 85.6%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the addition of the incremental term loan in 2024.

Other income (expense), net. Other income, net was $1.6 million for the three months ended September 30, 2024 as compared to Other expense, net of $0.3 million for the three months ended September 30, 2023, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $1.3 million for the three months ended September 30, 2024 compared to $4.3 million for the three months ended September 30, 2023. The effective tax rate was 26.8% for the three months ended September 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 28.0% for the three months ended September 30, 2023 and higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

Comparison of Nine months Ended September 30, 2024 to Nine months Ended September 30, 2023

Net sales. Product segment net sales increased by $38.6 million, or 12.7%, from $305.1 million to $343.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increases of $47.4 million as a result of recent acquisitions, $11.2 million from higher North American demand for armor products and $5.0 million from higher demand for duty gear products, partially offset by decreases of $22.3 million due to the Cybersecurity Incidents and $2.7 million from chemiluminescent solutions. Distribution segment net sales decreased by $3.0 million, or 4.0%, from $74.6 million to $71.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the Cybersecurity Incidents, partially offset by increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $23.7 million and $21.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $32.6 million, or 19.0%, from $171.2 million to $203.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased volumes, increased costs to manufacture product (principally material and labor), and increases from the amortization of inventory step up adjustments related to 2024 acquisitions, partially offset by product mix. Product segment gross profit as a percentage of net sales decreased by 316 basis points to 40.7% for the nine months ended September 30, 2024 from 43.9% for the nine months ended September 30, 2023, mainly driven by lower productivity driven by the Cybersecurity Incidents, increases from the amortization of inventory step up adjustments related to the recent acquisitions, and unfavorable mix, partially offset by favorable pricing net of material inflation. Distribution segment cost of goods sold decreased by $2.0 million, or 3.5%, from $57.2 million to $55.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales decreased by 42 basis points to 22.9% for the nine months ended September 30, 2024 from 23.3% for the nine months ended September 30, 2023, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $23.7 million and $21.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative. Selling, general and administrative increased by $7.7 million, or 7.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to recent acquisitions, employee compensation and related benefits, and professional services.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Restructuring and transaction costs. Restructuring and transaction costs increased by $2.5 million, or 219.9%, for the nine months ended September 30, 2024 primarily due to costs incurred associated with the ICOR and Alpha Safety acquisitions.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, increased by $1.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a $1.8 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Alpha Safety.

Interest expense. Interest expense increased by $1.9 million, or 51.1%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the addition of the incremental term loan in 2024.

Other income (expense), net. Other expense, net was $0.2 million for the nine months ended September 30, 2024 as compared to Other income, net of $0.4 million for the nine months ended September 30, 2023, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $8.4 million for the nine months ended September 30, 2024 compared to $11.5 million for the nine months ended September 30, 2023. The effective tax rate was 26.5% for the nine months ended September 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation. The effective tax rate was 28.3% for the nine months ended September 30, 2023 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by research and development tax credits.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$3,655	$11,053	$23,150	$29,047
Add back:
Depreciation and amortization	3,763	4,165	12,325	12,385
Interest expense	1,991	1,073	5,631	3,727
Provision for income taxes	1,335	4,293	8,352	11,463
EBITDA	$10,744	$20,584	$49,458	$56,622
Add back:
Restructuring and transaction costs(1)	515	439	5,371	1,132
Other (income) expense, net(2)	(1,555)	315	225	(395)
Stock-based compensation expense(3)	2,104	2,208	6,255	7,060
Stock-based compensation payroll tax expense(4)	—	—	441	220
LTIP bonus(5)	—	185	49	489
Amortization of inventory step-up(6)	1,541	—	3,851	—
Contingent consideration expense(7)	176	—	685	—
Adjusted EBITDA	$13,525	$23,731	$66,335	$65,128
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees, and $1.8 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024.
(2)	Reflects the “Other income (expense), net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA decreased by $10.2 million for the three months ended September 30, 2024 as compared to 2023, primarily due to a decrease in gross profit due to the Cybersecurity Incidents, partially offset by recent acquisitions and a decrease in selling, general and administrative expenses. Adjusted EBITDA increased by $1.2 million for the nine months ended September 30, 2024 as compared to 2023, primarily due to recent acquisitions, partially offset by the impact of the Cybersecurity Incidents and an increase in selling, general and administrative expenses.

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

For the nine months ended September 30, 2024, net cash provided from operating activities totaled $8.1 million and as of September 30, 2024, cash and cash equivalents totaled $93.0 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2024 and December 31, 2023, we had $208.1 million and $140.1 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

2021 Credit Agreement

On August 20, 2021 (the “Closing Date”), the Company refinanced its existing credit facilities and entered into a new credit agreement whereby Safariland, LLC, as borrower (the “Borrower”), the Company and certain domestic subsidiaries of the Borrower, as guarantors (the “Guarantors”), closed on and received funding under a credit agreement (initially entered into on July 23, 2021), pursuant to a First Amendment to Credit Agreement (collectively, the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent, and the several lenders from time to time party thereto (together with PNC, the “Lenders”) pursuant to which the Borrower (i) borrowed $200.0 million under a term loan (the “Term Loan”), and (ii) may borrow up to $100.0 million under a revolving credit facility (including up to $15.0 million for letters of credit and up to $10.0 million for swing line loans) (the “Revolving Loan”). Each of the Term Loan and the Revolving Loan mature on July 23, 2026. Commencing December 31, 2021, the New Term Loan requires scheduled quarterly payments in amounts equal to 1.25% per quarter of the original aggregate principal amount of the Term Loan, with the balance due at maturity. The 2021 Credit Agreement is guaranteed, jointly and severally, by the Guarantors and, subject to certain exceptions, is secured by a first-priority security interest in substantially all of the assets of the Borrower and the Guarantors pursuant to a Security and Pledge Agreement and a Guaranty and Suretyship Agreement, each dated as of the Closing Date.

There were no amounts outstanding under the Revolving Loan as of September 30, 2024 and December 31, 2023. As of September 30, 2024, there were $2.1 million in outstanding letters of credit and $97.9 million of availability.

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

The 2021 Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the Borrowers or any Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

mandatory prepayments in connection with certain liquidity events. The 2021 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2021, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 3.75 to 1.00 from the quarter ended December 31, 2021 until the quarter ended September 30, 2022, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition. The 2021 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2021 Credit Agreement may be accelerated and the Lenders could foreclose on their security interests in the assets of the Borrowers and the Guarantors. As of November 4, 2024, there were no amounts outstanding under the Revolving Loan.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2024 and December 31, 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of November 4, 2024, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$8,066	$46,260
Net cash used in investing activities	(146,120)	(4,042)
Net cash provided by (used in) financing activities	142,831	(18,184)
Effects of foreign exchange rates on cash and cash equivalents	521	92
Change in cash and cash equivalents	5,298	24,126
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$92,989	$69,412

Net cash provided by operating activities

During the nine months ended September 30, 2024, net cash provided by operating activities of $8.1 million resulted primarily from net income of $23.2 million, a $12.3 million add back to net income for depreciation and amortization, a $6.3 million add back to net income for stock-based compensation, a deduction to net income of $11.6 million for deferred income taxes and a net deduction to net income of $27.7 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $21.1 million and an increase in prepaid expenses and other assets of $4.2 million.

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

Net cash used in investing activities

During the nine months ended September 30, 2024, we used $146.1 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety.

During the nine months ended September 30, 2023, we used $4.0 million of cash in investing activities, primarily consisting of $4.2 million for purchases of property and equipment.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $142.8 million resulted primarily from proceeds from term loans of $80.0 million and proceeds from the secondary offering, including option exercise, of $91.8 million, partially offset by principal payments on term loans of $9.6 million, taxes paid in connection with employee stock transactions of $5.3 million and dividends distributed of $10.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of September 30, 2024.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of September 30, 2024, we had $209.1 million in outstanding floating rate debt, which bears interest at one-month SOFR (4.85% as of September 30, 2024) plus applicable margin.

We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed and designated them as cash flow hedges. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR. A portion of the amount included in accumulated other comprehensive (loss) income is reclassified into interest expense, net as a yield adjustment as interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

We performed a sensitivity analysis on the principal amount of debt as of September 30, 2024, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $2.1 million on the principal amount of debt and a $0.8 million change in interest expense when including the effect of our Swap Agreements.

As of September 30, 2024, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$85,000	0.812%
May 31, 2023 through July 23, 2026	$46,250	3.905%

During the nine months ended September 30, 2024, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three and nine months ended September 30, 2024, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three and nine months ended September 30, 2024, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired ICOR on January 9, 2024 and Alpha Safety on February 29, 2024. The Company is currently in the process of integrating the internal controls over financial reporting at these entities. Except for the continued integration of these entities, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CADRE HOLDINGS, INC.
Date: November 6, 2024	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)