Form 10-K
period 2024-12-31
Cadre Holdings, Inc.
filed 2025-03-11
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of Cadre Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2024 was $612,684,314 based on the closing price of $33.56 as reported by the New York Stock Exchange.

As of March 6, 2025, there were 40,607,988 shares of common stock, par value $0.0001, outstanding

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholder, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired or may acquire in the future;
●	potential legal, reputational, operational and financial effects on the Company resulting from the cybersecurity incident that we reported in July 2024 and/or future cybersecurity incidents on the Company’s business, operations and financial results as well as the effectiveness of the Company’s response and mitigation efforts to any such cybersecurity incidents;
●	the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

Business Overview

For over 60 years, we have been a global leader in the manufacturing and distribution of safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment, duty gear and nuclear safety products through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms, and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance, and regulatory compliance.

Domestically, we are a top provider of safety holsters and soft body armor for first responders, as well as a top provider of nuclear safety solutions. Globally, we are a leading provider of explosive ordnance disposal technician equipment. We believe we have achieved these positions through our high-quality standards, innovation and a direct connection to the end users. We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment in the markets we serve. Our target end user base includes state, local, and international law enforcement, fire and rescue, explosive ordnance disposal technicians, commercial nuclear power plants, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of Defense (“DoD”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”), the Department of Energy (“DoE”), numerous foreign government agencies and other companies involved in the nuclear industry. We have a large and diverse customer base, with no individual customer representing more than 10% of our total revenue.

Our mission that binds our leading brands as one is Together, We Save Lives. This mission lives in the hearts and minds of our associates around the world and remains in the forefront as we innovate new products and services and focus on processes to bring high quality standards to our customers. In our law enforcement and military focused brands, we are committed to honoring those who put their lives in danger through the SAVES CLUB®, which pays homage to first responders who experience a life-threatening incident in the line of work in which our armor or duty gear contribute to saving their lives. The SAVES CLUB® currently has over 2,240 members and counting.

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

Body Armor, Duty Gear and Explosive Ordnance Disposal

Body armor, duty gear, and explosive ordnance disposal equipment are key product areas in the safety equipment market. Law enforcement personnel growth is a significant driver for our business. The U.S. Bureau of Labor Statistics projects that the number of openings for law enforcement personnel in the U.S. to be 63,000 on average over the decade from 2023 to 2033. Demand for first responder safety equipment is also fueled by increasing law enforcement budgets and increases in expenditures per officer.

In addition, increasing mandatory body armor use and refresh policies, and evolving technical standards continue to drive the need for safety equipment for first responders. The significant increase (60%) in active shooter incidents since 2019, continues to be a tailwind that leaves law enforcement agencies with making the decision to upgrade body armor or armored equipment that provides higher protection to officers due to these threats. Meanwhile, the explosive ordnance disposal equipment market is driven by the continued emergence of new global threats while duty gear is driven mainly by product use and replacement cycles as a result of changing or accessorizing firearms.

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

Nuclear Safety Products

The demand drivers for our highly engineered technical products centers around a global effort to ensure safe nuclear operations and material handling. The three key missions that are highly regulated and that our products and services fulfill are environmental safety, national security and nuclear energy. Any interaction with radioactive materials requires highly engineered safety solutions and domain expertise.

Demand pertaining to environmental safety is fueled by mandated cleanup from the DoE related to a $534 billion liability that exists from energy research and nuclear weapons production dating back decades. Demand pertaining to national security is driven by the recent mandate of the DoE to increase production to 80 plutonium pits per year by 2030, which has not regularly occurred since 1989. Lastly, demand pertaining to nuclear energy is driven by both ongoing nuclear plant operation, as well as the decommissioning of nuclear plants. The lifecycle demand restarts as new nuclear plants emerge and new small modular reactor plants become commercially viable. Our management estimates the total addressable market for our nuclear safety products to be between $3 billion and $6 billion based on the need for our products by the U.S. government and the U.S. commercial nuclear market.

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

Strong market positions. Based on data we collect related to end users and publicly available information on awarded contracts and purchases, we believe we have leading market positions across multiple product categories through superior quality and performance differentiating us from our competition. By way of reference, we sell concealable, tactical or hard armor, or duty retention holsters to the majority of the top 50 police departments in the U.S. by size. For explosive ordnance disposal equipment, we are a party to single and multi-year contracts for the largest bomb suit teams in the world including the DoD. Furthermore, our engineered container solution for the nuclear industry, the SAVY 400, is the only DoE compliant container. Our products continually exceed stringent industry safety standards and are recognized for advancements in performance through innovation and technological enhancement.

Mission-critical products with recurring demand characteristics. Our products provide critical protection to their end users as well as those around them, with limited or no room for error. As a result, stringent safety standards and customary warranty provisions create refresh cycles on over 70% of the equipment we supply via our Product segment. Demand associated with these refresh cycles drives a highly predictable recurring revenue stream. The majority of our remaining revenue is associated consumable products driving recurring sales based on replenishment needs.

Attractive macro-economic and secular tailwinds driving demand and visibility for our products. The majority of our end markets are acyclical in nature, as their demand is driven primarily by first responder budgets, and relatively unaffected by economic cycles. Our business has benefited from key shifts serving as tailwinds to our growth strategy including the increasing focus on safety, replacement and modernization trends.

Compelling organic and inorganic growth roadmap. Leveraging our differentiated product development process and technical know-how, leading domestic market position and first mover advantage with our suppliers, we plan to drive profitable organic revenue growth via new product development and geographic expansion. In particular, international expansion is an especially important initiative in our organic growth roadmap due to the significant market share opportunity and increasing investments in safety equipment in various key geographic markets. We expect to supplement our organic growth through a targeted merger and acquisition (“M&A”) program spanning our existing core products and markets as well as attractive adjacencies.

Attractive financial profile with strong EBITDA margins and free cash flow generation. We generate strong profitability through diligent portfolio management of customers and contracts and continued focus on cost structure to drive operating leverage. Our strong profitability combined with minimal capital expenditure requirements result in high free cash flow generation, which is a key driver for our internal research and development initiatives and targeted M&A program.

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

Products

We design and manufacture a diversified product portfolio of critical safety equipment. We maintain clear market-leadership positions in certain core product categories including body armor, explosive ordnance disposal equipment and duty gear. Over 70% of our product sales are tied to customary or mandated refresh cycles of between five and ten years, which drives a highly predictable recurring revenue stream. The majority of the remaining revenue is associated consumable products. Our overall strategy is to drive growth by leveraging our leading market shares and competitively differentiated offerings in each of our core product categories, including:

Body Armor. We offer a full range of field-proven advanced armor solutions. Our products incorporate cutting-edge technology, innovative materials and processes in order to provide the best protection, reduce weight and optimize ergonomics for the end user. The majority of our armor products, which comply with the National Institute of Justice (“NIJ”) standards or other applicable standards, are made-to-measure. We recently launched our innovative and groundbreaking APEX concealable body armor vest system, which redefines the standard of agility and comfort. At the core of APEX lies a revolutionary 4-piece compression carrier design that seamlessly integrates two side panels with front and rear counterparts. This unique configuration allows for unparalleled articulation, ensuring the armor moves fluidly with the body offering superior coverage.

Our principal body armor product offerings include concealable, corrections and tactical armor, which provide varying levels of protection against ballistic or sharp instrument threats. Our body armor products are sold under the well-known Safariland® and Protech® Tactical brand names. We also sell products in partnership with industry leading developer Hardwire LLC.

Our body armor panels manufactured in the United States are designed to meet applicable ballistic performance standards established by the NIJ. We also manufacture body armor in Canada, England and Lithuania that is certified to meet applicable U.S.

and international armor standards. We also distribute a variety of third-party items, including helmets, plates and face shields for protection from blunt trauma, ballistic threats and explosive shrapnel.

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

Med-Eng has a fielded installed base of bomb suits in over 100 countries, yielding predictable, recurring replacement cycles. Our continuous investment in R&D supported by our existing IP portfolio, drives next-generation technologies designed to meet the ever-evolving threats for operators in the field. Select customers include the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, FBI, ATF and all the armed forces of NATO countries.

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

In connection with the mission critical nature of duty gear products, we dedicate significant product development resources to ensure efficient and effective performance of our products. In fact, we launched a new family of duty holsters, the Ballast. The product was engineered for extreme durability and a long list of use enhancements like open muzzle design, removable red dot sight optic lid, extreme temperature tolerance and a minimalist footprint. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland®, Radar® and Bianchi® brands.

Nuclear Safety. Founded in 1986, Alpha Safety is a global provider of highly engineered technical products and services spanning the nuclear value chain. Its partnership with key customers is approaching 40 years. We offer turnkey solutions to customers who rely on its decades of design, application and technical know-how to protect critical operational personnel and the environment. Select customers include the DoE, LANL, BWXT and Veolia.

Other Protective Equipment. Supplementary to our core product offerings, we design, manufacture, assemble, and market a suite of equipment to round out our product portfolio. Key products include chem light solutions, communications gear, forensic and investigation products, firearms cleaning solutions, and crowd control products. These products are marketed under several well-

known niche brands. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition.

Growth Strategy

Our growth plan consists of a multi-pronged approach that includes driving profitable core revenue growth through new product introductions and international market expansion combined with targeted acquisitions, enhanced through our operating model.

Profitable Core Revenue Growth. We believe that our leading market positions across a range of core categories will continue to yield significant growth opportunities. Our management team is focused on delivering new product launches, increasing customer wallet share, executing on key new contract opportunities and expanding our high-margin e-commerce and direct-to-consumer capabilities to continue to drive revenue growth. Examples of recent product innovation include the development of the APEX body armor carrier system, introduction of our next generation Ballast holsters, a new tactical armor solution, a variety of consumer-focused holsters and working with key suppliers on the use of emerging materials for utilization in new armor products.

International Market Expansion. We are also committed to increasing our market share internationally. Given our leading domestic market position and our products’ high-quality standards and performance, we believe we are well positioned to take advantage of the growth in international demand for safety equipment for first responders. We intend to penetrate certain international markets through leveraging existing relationships, building local market teams and expansion into relevant market adjacencies, as well as through our targeted M&A program.

Targeted M&A Program. To supplement organic growth and internal research and development, our management team has historically undertaken a targeted M&A program, completing 17 transactions to date. These strategic acquisitions have allowed us to expand our product and technology offerings, enter new markets and expand geographically to achieve attractive returns.

We maintain a robust pipeline of M&A opportunities, spanning our existing core products and markets as well as attractive adjacencies within the safety landscape. We plan to utilize our free cash flow generation and historical success in acquisitions to drive favorable acquisition structures and efficient integration. Our operating model, passion around connecting with customers and expansive channel help maximize the value created from our acquisitions.

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

International. Over the past three years, we have sold products to more than 100 countries globally. We service foreign defense ministries, foreign national law enforcement agencies and other foreign agencies directly, through our distribution partners as well as through agency agreements with representatives to help service broad regions.

U.S. Federal Agencies. We sell to a variety of federal agencies including the DoS, DoD, DoI, DoJ, DHS, and DoE. Furthermore, we have long-standing contracts with key departments within the U.S. Army, U.S. Air Force, U.S. Navy and U.S. Marine Corps.

Commercial. Our Commercial channel consists primarily of sales through largely recognized e-commerce companies and retailers as well as through our own e-commerce sites.

We service each of our channels through in-field technical salespeople and an owned distribution network. Our traditional distribution network consists of longstanding distribution partners and agents, retailers and e-commerce platforms and our own website where we sell directly to the end user. We pair our in-house expertise with outside partners in order to provide our customers with the best service possible while maintaining a real-time understanding of end user needs. In total, we have 65 salespeople domestically and 12 internationally. We believe that by combining our third party network with our in-house salesforce and our extensive owned distribution network, we create continuous customer interaction and best- in-class service and training, providing us with a distinct advantage over our peers.

Our brand name recognition and reputation among our customers, diversified product line and extensive distribution network are central to our marketing strategy.

Manufacturing and Raw Materials

We operate a global manufacturing footprint with 20 sites across North America and Europe. Each site has capacity to scale up without significant further material investment in machinery and equipment. Additionally, we manage a diverse global supplier base of leading textile, fabric and raw material providers. We have multiple sources for each input in order to limit our dependency on any single vendor. No supplier makes up more than 10% of total purchases.

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

Human Capital

We have a total of 2,284 employees. Of these employees, 1,685 were engaged in manufacturing, 232 in sales, marketing, product management and customer support, 177 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 144 in R&D, technical engineering, manufacturing engineering and project management, 26 retail store associates and 20 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

Research and Development

Our significant IP portfolio combined with best-in-class product development and advanced materials processing separates us from our competitors. We have dedicated research and development groups at our manufacturing sites that specialize in product categories, including ballistics developments and state-of-the-art testing laboratory in Ontario, California, blast impact and technology development for explosive ordnances in Ottawa, Canada, and holster development and design in Jacksonville, Florida and Ontario, California, each of which focuses on quality and product performance in order to generate critical real-time feedback. We aim to achieve efficient integration of quality materials and latest technologies to develop our products, which will allow us to leverage our first mover advantage from our suppliers.

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

We own a total of 604 patents and pending patent applications worldwide, of which 494 are patents granted and 110 are pending patent applications, with expiry dates ranging from 2025 to 2049 in 36 jurisdictions. Of those 604 patents and pending patent applications, 384 are for utility patents and 220 are for design patents. We own patents and pending patent applications in the United States, Australia, Austria, Belgium, Brazil, Canada, People’s Republic of China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, and the United Kingdom, as well as in the European Union.

The loss of patent protection for patents expiring in 2025 is not expected to have a material effect on our business.

Our material registered trademarks include SAFARILAND® and MED-ENG®.

The following table describes the material patents and patent applications owned or licensed by us, segregated by product category, including the range of expiry dates:

			Range of		Range of
		Number of	Expiration	Number of	Expiration Dates
		Patents	Dates for	Pending Patent	(if Pending Patent
Product Category	Ownership	Granted	Granted Patents	Applications	Granted)
Body Armor	Safariland, LLC	37	2025 – 2049	9	2042 – 2044
Duty Gear	Safariland, LLC	173	2025 – 2049	64	2039 – 2045
Duty Gear	Radar Leather Division S.r.l.	64	2025 – 2039	—	—
EOD	Med-Eng, LLC	89	2025 – 2045	—	—
Crowd Control	Defense Technology, LLC	45	2026 – 2048	9	2042 – 2048
Crowd Control	Safariland, LLC	1	2032	—	—
Crowd Control	Radar Leather Division S.r.l.	5	2029 – 2031	—	—
Other – Diversified	Safariland, LLC	31	2025 – 2048	2	2036 – 2042
Other – Diversified	Cyalume Technologies	43	2027 – 2042	26	2038 – 2044
Nuclear Safety	NucFil, LLC	6	2027 – 2036	—	—

Government Regulation

We are subject to federal licensing requirements with respect to the sale of some of our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace.

The export of certain of our products from the U.S. is subject to various U.S. regulations, including laws and regulations relating to import-export controls, technology transfers, the International Traffic in Arms Regulations (“ITAR”), and the Export

Administration Regulations (“EAR”). More specifically, to export some of our products in accordance with ITAR or EAR, we must obtain export authorizations or licenses from the U.S. government, primarily the DoS for ITAR and the U.S. Department of Commerce for EAR. Also, the Arms Export Control Act of 1976 (“AECA”) requires that a certification be provided to the U.S. Congress prior to the granting of any license or other approval for certain transactions involving exports of any defense articles and defense services and for exports of major defense equipment.

Our business in Canada is subject to the Canadian Controlled Good Directorate Registration regime, which regulates commerce in controlled goods, meaning those that require a license to export, including ITAR items.

We are subject to the Foreign Corrupt Practices Act (“FCPA”) along with similar anti-corruption laws worldwide which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. However, FCPA enforcement is undergoing changes in 2025, which are discussed in further detail under Item 1A. “Risk Factors.”

The transportation of certain of our products is subject to U.S. Department of Transportation Hazardous Material Regulations (“HMR”), which govern the transportation of hazardous and radioactive materials in interstate, intrastate, and foreign commerce. Prior to transportation into and within the United States, explosives must be tested and classified by the U.S. Department of Transportation.

Domestically, the manufacture, sale, and purchase of certain products are subject to extensive federal, state, and local governmental regulation, with the primary regulatory body being the U.S. Bureau of Alcohol, Firearms, and Explosives (“ATF”). The primary federal laws are the National Firearms Act of 1934, the Gun Control Act of 1968 and the AECA. Among other things, the ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses.

The Federal Acquisition Regulation (“FAR”) governs the majority of our contracts with U.S. federal agencies, mandating uniform policies and procedures across agencies and with each agency supplementing the FAR as needed. For example, the DoD implements the FAR through the Defense Federal Acquisition Regulation Supplement. Finally, agencies routinely audit and review government contractors for performance and compliance with applicable laws, regulations, and standards.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, data privacy laws, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

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

Available Information

Our Internet address is www.cadre-holdings.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are also available on our website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, and shall not otherwise be deemed filed under such laws. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Cadre Holdings, Inc., c/o the Secretary, 13386 International Parkway, Jacksonville, FL 32218. The contents of the websites identified above are not incorporated into this Annual Report on Form 10-K.

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

Risk Factor Summary

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.
●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren B. Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $225.4 million of which was outstanding as of December 31, 2024.
●	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
●	We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.
●	The ability of our information technology systems or information security systems to operate effectively, including as a result of cybersecurity incidents, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, and the potential legal, reputational, operational and financial effects any such incident may have on the Company.

Risks Related to Our Industry

The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products include, among others: body armor and plates designed to protect against ballistic and sharp instrument penetration; explosive ordnance disposal products; police duty gear; and crowd control products.

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

We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claims. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers because, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We are subject to federal licensing requirements with respect to the export of some of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our sales, operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, Justice, Treasury, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency, the ATF, the NRC, the DoE, and the Equal Employment Opportunity Commission. The ATF also regulates our manufacturing and distribution of certain destructive devices, firearms, and explosives. We also ship toxic, hazardous and radioactive materials, and in doing so, must comply with the regulations of the DoT for packaging and labeling. We are also required to comply with Controlled Goods Directorate Registration regime in Canada for explosive ordnance disposal products. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require export authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on re-export restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements

While we continually work to enhance our international trade compliance programs, we cannot assure you that we are or will be in full compliance at all times with applicable laws and regulations governing the export and deemed export of defense articles, defense services, and dual-use products and services that are controlled by U.S. and/or foreign governments. In those instances where we have identified non-compliances with applicable laws or regulations, we have taken affirmative steps to correct or mitigate such identified failures and to self-report them to the cognizant U.S. or foreign government agencies. We also import significant volumes of foreign-made components and materials for use in our manufacturing processes, which may be subject to import duties and other regulations. Violations of international trade (export/ import) controls in the U.S. and elsewhere may result in severe criminal and/or civil penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Like other companies operating internationally, we are subject to the FCPA and other laws that prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create risk of an unauthorized payment by one of our employees or agents, which would be in violation of various laws including the FCPA. Traditionally, violations of the FCPA can result in severe criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. However, on February 10, 2025, President Trump issued Executive Order 14209, mandating a 180-day pause on new FCPA investigations and enforcement by the DoJ, with limited exceptions. The order also directs a review of FCPA guidelines, potentially altering enforcement practices. While the SEC enforces the FCPA, it may also scale back enforcement during this review. Despite these changes, we remain committed to ethical business practices and our anti-corruption compliance program. However, reduced compliance by competitors could create an uneven playing field, potentially impacting our revenue and market share.

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

A reduction in U.S. federal government funding or a shift in spending priorities could have a significant impact on our business, financial condition, results of operations, cash flows, and equity.

Changes in federal spending often have a cascading effect, influencing not only federally funded programs but also state and local government budgets that rely on federal support.

Our U.S. federal government programs must compete not only with other government contractors but also with broader policy initiatives for limited resources within the budget and appropriations process. Decisions on federal budget allocations are beyond our control and may have long-term consequences for our business.

Furthermore, reductions in federal funding or shifts in spending priorities could place financial strain on state and local governments, which often rely on federal grants, matching funds, and other support to sustain their own programs. A decrease in federal allocations to states and municipalities could result in reduced spending at those levels, potentially leading to delays or cutbacks in projects and initiatives that impact our operations.

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

Changes in global cultural, political, and financial market conditions, including but not limited to tariffs, tax laws and global trade policies, could impair our international operations and financial performance.

We are subject to risks generally associated with doing business internationally. Some of our operations are conducted or products are sold in countries where economic growth has slowed, or where economies have suffered economic, social and/or political instability or hyperinflation. A particularly significant risk is the ongoing and potential future impact of tariffs and trade restrictions. These measures, whether imposed by the U.S. or foreign governments, can disrupt our ability to source materials, manufacture products, or deliver goods across borders in a cost-effective manner. Increased tariffs on imports and exports may substantially raise our operating costs, making it more difficult to maintain competitive pricing, and potentially leading to lost market share. Furthermore, we may face retaliatory tariffs from other countries, which could disrupt existing relationships with suppliers or customers. Additionally, global economic uncertainty relating to the effects of fiscal and political crises and political and economic disputes, current or future ‘trade wars,’ changes in consumer spending, foreign currency exchange rate fluctuations, political unrest, wars, terrorist acts, and/or military operations, could have a material adverse effect on our financial condition, results of operations and cash flows.

The conflicts between Russia and Ukraine and Palestine and Israel, respectively, could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

There is continued, sustained military conflict between Russia and Ukraine as well as Palestine and Israel, and continued disruption in these regions and the broader global economic environment is likely. The uncertain consequences and duration of these conflicts, including the potential effects of any sanctions and countersanctions against officials, individuals and industries relating to these regions, including Russia, and the potential response to any such sanctions, as well as prolonged unrest and/or intensified military activities impacting these regions could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Pandemics, epidemics or other disease outbreaks may negatively impact our business operations, financial condition, liquidity, and consolidated results of operations.

A widespread outbreak of disease can adversely affect the operation of our customers’ businesses, which could lead to a material decline in demand for our products and services and our customers’ ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors’ and suppliers’ businesses and affect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the Company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our operating results and borrowing capacity, which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the Company’s shares as well as increase the cost to the Company to raise equity capital. Any and all of the above situations could have a material adverse impact on our operations, results of operations, financial condition, liquidity and business outlook. We cannot predict whether future variants of COVID-19 or other pandemics might cause further slowdowns or cessation of business activities, nor can we predict the impact that pandemics akin to COVID-19 might have on our business and operating results in the future.

Risks Related to Our Business

Many of our customers have fluctuating budgets, which may cause substantial fluctuations in our results of operations.

Customers for our products include domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fish and wildlife enforcement and departments of corrections, as well as federal agencies and numerous foreign government agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. In addition, first responder budgets have been the subject of increased discussion as a result of controversies relating to police reform. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for state, local, municipal as well as federal and foreign governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity.

Because our markets are highly competitive, and our business depends significantly on winning contracts from government customers, if we are unable to compete effectively, we will be adversely affected.

The markets in which we operate are highly competitive, encompassing a broad range of competitors, from small businesses to multinational corporations. To remain competitive, we must continuously adapt to changing technologies, customer preferences, and industry trends. If we are unable to differentiate our services from those of our competitors, our revenues may decline. Additionally, many of our competitors have established relationships with each other or with third parties, enhancing their ability to address customer needs and creating the potential for new competitive alliances that may outperform us.

A significant portion of our revenue depends on securing contracts from government agencies at the national, state, and local levels. The procurement process for government contracts is highly competitive, with agencies often using competitive bidding processes that subject us to increased pricing pressure and heightened competition. Certain government contracts, particularly those issued by the U.S. federal government, require multiple competitive bidding rounds, further increasing the risk of losing business to competitors, some of whom have greater financial resources, specialized expertise, or more extensive operational capabilities.

Additionally, the competitive bidding process requires substantial investment of time and resources, with no guarantee of success. Even when we secure contracts, we may face challenges in accurately estimating the resources and costs required for execution. We may also choose not to participate in certain bidding opportunities, which could limit our revenue potential. Moreover, competitors frequently challenge awarded contracts through bid protests, potentially leading to delays, increased costs, modifications, or even contract rescission.

Any of these competitive pressures, whether in the broader market or within government procurement, could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

There are limited sources for some of our raw materials and components, which may significantly curtail our manufacturing operations.

The raw materials and components that we use to manufacture our products, include SpectraShield®, a patented product of Honeywell, Inc.; Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc.; Dyneema®, a patented product of Koninklijke DSM N.V.; and Twaron®, a patented product of Teijin Limited, amongst others, which we use in manufacturing ballistic resistant garments. We purchase the materials and components that we use in manufacturing ballistic resistant garments directly from these suppliers and also through five independent weaving companies. The supply of the materials and components that we use to manufacture our products may be constrained by a number of factors, including a supplier’s need to prioritize the manufacture of rated orders issued under the Defense Production Act of 1950 (the “DPA”). We cannot predict when the United States government will invoke the DPA, and in the past we have faced shortages from our sources of materials and components when the DPA has been invoked, including shortages in the raw materials and components that we use in manufacturing ballistic resistant garments.

Should these materials or components become unavailable for any reason, we would not necessarily be able to replace them with materials or components of like weight and strength, as our ballistic resistant garments must be manufactured to specific standards using specific materials and components that are not necessarily interchangeable based on metrics such as weight and strength. When we have faced shortages in the past, we have been able to ameliorate the issue by obtaining substitutable alternative materials and components from other commercially available sources. However, the use of alternative materials and components in our ballistic resistant garments requires research and development, recertification, as well as customer acceptance of the new products utilizing these alternative materials and components, and there is no guarantee that any such recertification or acceptance will be obtained by us. Thus, if our supply of any of these materials or components were materially reduced or cut off or if there were a material increase in the prices of these materials or components, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

Fixed-price contracts represented approximately 13.9% and 60% of 2024 Product and Distribution segment net sales, respectively.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm our operating results and prospects.

Furthermore, as a direct and indirect contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position.

For example, these regulations and laws include provisions that subject contracts we have been awarded to:

●	protest or challenge by unsuccessful bidders; and
●	unilateral termination, reduction or modification by the government without penalty.

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

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Like all Internet services, our direct-to-consumer service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service or other attacks, and similar disruptions and malicious activities. Any of these incidents could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information on our and/or third-party vendor computer systems. For example, in July 2024, we experienced a cybersecurity incident involving unauthorized access to certain systems, which required us to implement containment and mitigation measures. Although we acted promptly and effectively to address the issue, the incident led to temporary interruptions in our business operations, including impacts to production and order fulfillment at some of our facilities. Additionally, in September 2024, we experienced another, albeit negligible, cybersecurity incident that similarly required containment actions out of an abundance of caution. Although the September incident had a minimal impact on our operations, it underscores the persistent and evolving nature of cybersecurity risks we face.

Such incidents, whether significant or minor, could lead to system interruptions, delays, or shutdowns, causing loss of critical data or unauthorized access to personally identifiable information. If a breach of our systems or those of our vendors occurs, we may face civil liability, regulatory scrutiny, and reputational harm, any of which could diminish public trust in our security measures and negatively affect our ability to attract and retain customers, thereby adversely impacting our business. Furthermore, disruptions, infiltrations, or failures of our information technology systems or those of our third-party vendors—whether due to software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. We cannot fully control the actions of third parties who may have access to the customer data we collect and the customer data collected by our third-party vendors. We may be unable to monitor or control such third parties and the third parties having access to our other websites in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, customer information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us or the prior owners of acquired businesses and/or our vendors to maintain the security of customer or employee data, comply with privacy laws, or adhere to contractual or industry standards, could erode customer and investor confidence, expose us to litigation, and result in financial losses. As evidenced by the incidents in July and September 2024, such risks could lead to significant disruptions in our operations and require substantial resources to mitigate and recover, which could adversely affect our business, financial results, and reputation.

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

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, such as the cybersecurity incidents occurring in July and September 2024, our business, operations, and financial results could be materially and adversely affected.

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

Our significant payment obligations under the terms of our long-term debt, $225.4 million of which was outstanding as of December 31, 2024, together with any additional indebtedness we may incur in the future (including under the 2024 Credit Agreement (herein defined)), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

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

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has enacted rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations, which in turn can materially adversely affect our business.

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

Electricity and natural gas are used to operate equipment at manufacturing facilities. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, such as the military conflict between Israel and Palestine and in Ukraine, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition, results of operations and liquidity.

Our nuclear operations subject us to various environmental, regulatory, financial, and other risks.

Our nuclear operations involve the design and manufacture of nuclear material handling, transportation, and storage products, as well as radioactive material identification, protection, and alarm systems and services, including onsite support services, for commercial and governmental sectors. These operations subject us to various risks, including:

●	Potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling, and disposal of radioactive materials.
●	Unplanned expenditures relating to maintenance, operation, security, defects, upgrades, and repairs required by the NRC and other government agencies.
●	Limitations on insurance coverage for the amounts and types of losses that might arise in connection with nuclear operations.

Potential liabilities arising from a nuclear, radiological, or criticality incident, whether or not it is within our control. Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, including the DoE and NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines, or shut down our operations, depending upon the severity of the situation.

Our business also supplies equipment and services to operators of nuclear energy facilities, including facilities operated by the DoE.

Pursuant to the Price-Anderson Act, the DoE has provided indemnification by incorporating its Nuclear Hazards Indemnity Agreement into contracts deemed to involve a risk of nuclear liability. This indemnity protects subcontractors in work that entails radiological risk.

While the DoE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from the DoE, and the DoE may determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on a nuclear energy facility due to a nuclear incident. These claims could include allegations of damages that are not covered by the Price-Anderson Act. If the DoE were to determine that the Price-Anderson Act did not apply to any claims or allegations asserted against the Company, we would have to pay all or part of any damages awarded as a result of such claims, and the cost to us, including legal fees, could adversely affect our results of operations and financial condition.

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

Our business seeks to protect itself from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our Company or its customers’ insurance will cover all the liabilities it has assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements, we also maintain specific coverage for some of our contracts. These policies do not protect against all liabilities associated with accidents or unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

Our business may suffer if it or its employees are unable to obtain the security clearances or other qualifications needed to perform services for its customers.

Our Company derives a portion of its revenue from programs with the U.S. government and its agencies that provide access to classified information, technology, facilities, or programs. If our Company or its employees lose or are unable to obtain necessary security clearances, we may not be able to win new business, and existing government customers could terminate or decide not to renew their contracts with us. To the extent our Company cannot obtain or maintain the required clearances, our results of operations and financial condition could be materially and adversely affected.

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

In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of 17 acquisitions and two divestitures. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to offer new products in line with industry trends.

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

As of the date hereof, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, 57.3% of the Company, accounting for the shares of common stock and derivatives exercisable for shares of common stock within sixty days that they own. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;
●	entrench our management and the board of directors; or
●	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Shares of our common stock have been, and may continue to be, thinly traded, which may contribute to volatility in our stock price and less liquidity for investors.

The trading volume of our common stock has varied, and at times may be characterized as thinly traded. As a result of this thin trading market or “float” for our common stock, our common stock has been, and may continue to be, less liquid than the common stock of companies with broader public ownership. If our common stock is thinly traded, the trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our float were larger. As a result, the trading prices of our common stock may be more volatile than the common stock of companies with broader public ownership, and an investor may be unable to liquidate an investment in our common stock at attractive prices.

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

We have outstanding an aggregate of 40,607,988 shares of our common stock as of March 6, 2025. This includes 12,619,284 shares of common stock that are owned by Mr. Kanders, our CEO and Chairman of the Board, and his affiliates, of which he has

3,750,000 shares pledged as security for loans from financial institutions and that may be sold by such financial institutions in the event of a foreclosure of these loans.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including sales of the shares beneficially owned by Mr. Kanders, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could remain an emerging growth company until December 31, 2026. Our status as an emerging growth company will end as soon as any of the following takes place:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, often due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or the federal district court for the State of Delaware if the Court of Chancery does not have jurisdiction) is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. Our second amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable. To the extent it is enforceable, however, the provision may have the effect of discouraging lawsuits against our directors and officers, and our stockholders cannot waive our compliance with federal securities laws and the rules and regulations thereunder.

Our second amended and restated bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Our payment of future quarterly dividends on our common stock is subject to the discretion and approval of our board of directors.

On January 21, 2025, the Company announced that its board of directors approved the continuation of a quarterly cash dividend policy of $0.095 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.38 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.35 per share. While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our board of directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our 2024 Credit Agreement on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our board of directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our 2024 Credit Agreement, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

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

In July 2024, we experienced a cybersecurity incident involving unauthorized access to certain systems, which required us to implement containment and mitigation measures. Although we acted promptly and effectively to address the issue, the incident led to temporary interruptions in our business operations, including impacts to production and order fulfillment at some of our facilities. Additionally, in September 2024, we experienced another, albeit negligible, cybersecurity incident that similarly required containment actions out of an abundance of caution. Although the September incident had a minimal impact on our operations, it underscores the persistent and evolving nature of cybersecurity risks we face. We believe the impacts of these cybersecurity incidents, either measured together or individually, were not material to our financial condition or results of operations. In addition, we do not believe that risks from cybersecurity threats have materially affected our business strategy, financial condition, or results of operations. However, there is no guarantee that future cybersecurity incidents will not have a material impact in the future.

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

Item 2. Properties

We own our corporate headquarters located at 13386 International Parkway, Jacksonville, FL 32218 where we occupy approximately 36,941 square feet of office space and 95,283 square feet of manufacturing space. In total, we operate 22 facilities (8 owned) across the U.S., Canada, Mexico and Europe, spanning more than 1,000,000 square feet. Additionally, we lease retail locations across the East Coast that service our Distribution segment. Our properties are well maintained, and we consider them to be sufficient for our existing capacity requirements.

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

Holders of Record

As of March 6, 2025, there were 13 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

On January 21, 2025, the Company announced that its board of directors approved the continuation of a quarterly cash dividend policy of $0.095 per share of the Company’s common stock or $0.38 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.35 per share. In 2024, our total quarterly cash dividends were $13.9 million. We expect to continue to pay a quarterly cash dividend of $0.095 per share, or $0.38 on an annualized basis, on our common stock for the foreseeable future, but we may elect to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including the terms of our 2024 Credit Agreement, our earnings, capital requirements, our overall financial condition and other factors that our board of directors considers relevant.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Industrials Index. The graph assumes an initial investment of $100 in our common stock at the market close on November 4, 2021, which was our initial trading day, and the reinvestment of dividends. Data for the S&P 500 Index and the S&P 500 Industrials Index assume an initial investment of $100 at market close on October 31, 2021 and the reinvestment of dividends.

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

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read together with our audited consolidated financial statements together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. A discussion of changes in our financial condition and the results of operations from the year ended December 31, 2023 to December 31, 2022 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward- looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Certain total amounts may not foot due to rounding.

Overview and 2024 Financial Highlights

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

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fishing and wildlife enforcement and departments of corrections, as well as federal agencies including DoS, DoD, DoI, DoJ, DHS, DoC and numerous foreign government agencies in over 100 countries.

In January 2024, the Company acquired ICOR Technology Inc. (“ICOR”) for $40.4 million.

In February 2024, the Company acquired Alpha Safety Intermediate, LLC (“Alpha Safety”) for $107.1 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net sales	$567,561	$482,532
Net income	$36,133	$38,641
Adjusted EBITDA(1)	$104,840	$85,818
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $85.0 million for the year ended December 31, 2024 as compared to December 31, 2023, primarily as a result of higher demand for armor, duty gear and crowd control products, as well as recent acquisitions, partially offset by a decline in accessories.

Net income decreased by $2.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of an increase in selling, general and administrative expenses from acquisitions, acquisition related costs, higher interest expense and lower productivity as a result of the cybersecurity incidents that we reported in 2024, partially offset by favorable pricing and volume.

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

The following table presents our orders backlog as of the periods indicated:

	December 31,
(in thousands)	2024	2023
Orders backlog	$128,814	$126,683

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. The majority of our products are generally processed and shipped within one to three weeks of an order being placed, though the fulfillment time for certain products, for example, explosive ordnance disposal equipment, may take three months or longer. Our orders backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our order fulfillment, which in turn may be impacted by the nature of products ordered, the amount of inventory on hand and the necessary manufacturing lead time.

Orders backlog increased by $2.1 million as of December 31, 2024 compared to December 31, 2023, primarily due to an increase of $27.6 million from recent acquisitions, partially offset by reductions of $15.2 million from explosive ordnance disposal products and $8.9 million from armor products, both due to large orders delivered in 2024.

DESCRIPTION OF CERTAIN COMPONENTS OF FINANCIAL DATA

Net sales

We recognize revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. The Company also has certain long-term contracts that contain performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation.

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

Costs and Expenses

Cost of goods sold. Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, project costs, shipping costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

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

Related party expense. Related party expense primarily consists of rent expense related to distribution locations owned by certain employees and any one-time fees paid to related parties.

Interest expense. Interest expense consists primarily of interest on outstanding debt.

Other (expense) income, net. Other (expense) income, net primarily consists of gains and losses from foreign currency transactions.

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

RESULTS OF OPERATIONS

In order to reflect the way our chief operating decision maker reviews and assesses the performance of the business, Cadre has determined that it has two reportable segments — the Product segment, which is comprised of components that manufacture and sell products, and the Distribution segment, which is comprised of our business that serves as a one-stop shop for law enforcement agencies that sells goods produced by the Product segment, as well as other third-party products. Segment information is consistent with how the chief operating decision maker, our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The following table presents data from our results of operations for the years ended December 31, 2024 and 2023 (in thousands unless otherwise noted):

	Year Ended December 31,
	2024	2023	% Chg
Net sales	$567,561	$482,532	17.6%
Cost of goods sold	334,080	281,806	18.5%
Gross profit	233,481	200,726	16.3%

Operating expenses
Selling, general and administrative	158,323	140,519	12.7%
Restructuring and transaction costs	6,007	2,192	174.0%
Related party expense	2,390	1,496	59.8%
Total operating expenses	166,720	144,207	15.6%
Operating income	66,761	56,519	18.1%

Other expense
Interest expense	(7,822)	(4,531)	72.6%
Other (expense) income, net	(4,721)	936	(604.4)%
Total other expense, net	(12,543)	(3,595)	248.9%

Income before provision for income taxes	54,218	52,924	2.4%
Provision for income taxes	(18,085)	(14,283)	26.6%

Net income	$36,133	$38,641	(6.5)%

The following table presents segment data for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$497,624	$105,397	$(35,460)	$567,561
Cost of goods sold	287,864	81,631	(35,415)	334,080
Gross profit	$209,760	$23,766	$(45)	$233,481

	Year Ended December 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$410,825	$102,371	$(30,664)	$482,532
Cost of goods sold	233,937	78,335	(30,466)	281,806
Gross profit	$176,888	$24,036	$(198)	$200,726
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Net sales. Product segment net sales increased by $86.8 million, or 21.1%, from $410.8 million to $497.6 million for the year ended December 31, 2024 as compared to 2023, primarily due to an increase of $73.3 million as a result of recent acquisitions, $8.2 million from higher demand for duty gear products, $7.5 million from higher North American demand for armor products, and $3.2 million from higher demand for crowd control products, partially offset by a $6.2 million decline in automotive. Distribution segment net sales increased by $3.0 million or 3.0%, from $102.4 million to $105.4 million for the year ended December 31, 2024 as compared to 2023, primarily due to increased agency demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $35.5 million and $30.7 million for year ended December 31, 2024 and 2023, respectively.

Cost of goods sold. Product segment cost of goods sold increased by $54.0 million, or 23.1%, from $233.9 million to $287.9 million for the year ended December 31, 2024 as compared to 2023 primarily due to increased volume, increased costs to manufacture product (principally material and labor), and increases from the amortization of inventory step up adjustments related to 2024 acquisitions, partially offset by product mix. Product segment gross profit as a percentage of net sales decreased by 90 basis points to 42.2% in 2024 from 43.1% in 2023 mainly driven by the amortization of inventory step up adjustments related to the recent acquisitions, lower productivity driven by the 2024 cybersecurity incidents, unfavorable mix and inflation, partially offset by favorable pricing. Distribution segment cost of goods sold increased by $3.3 million, or 4.2%, from $78.3 million to $81.6 million for the year ended December 31, 2024 as compared to 2023 primarily due to increased volume, partially offset by costs to acquire products. Distribution segment gross profit as a percentage of net sales decreased by 93 basis points to 22.5% in 2024 from 23.5% in 2023 mainly driven by inflation and unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $35.4 million and $30.5 million for year ended December 31, 2024 and 2023, respectively.

Selling, general and administrative. SG&A increased by $17.8 million, or 12.7%, for the year ended December 31, 2024 as compared to 2023 primarily due to recent acquisitions, employee compensation and related benefits, and professional services.

Restructuring and transaction costs. Restructuring and transaction costs increased by $3.8 million for the year ended December 31, 2024 as compared to 2023 primarily due to costs incurred associated with the ICOR and Alpha Safety acquisitions.

Related party expense. Related party expense increased by $0.9 million for the year ended December 31, 2024 as compared to 2023 and primarily consisted of a $1.8 million fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Alpha Safety, as well as a $0.3 million fee paid to Kanders & Company, Inc. in connection with the execution of our debt refinancing for the year ended December 31, 2024, and a $1.0 million fee paid to Kanders & Company, Inc. in connection with the acquisition of ICOR for the year ended December 31, 2023, in each case for financial advisory and other related services.

Interest expense. Interest expense increased by $3.3 million for the year ended December 31, 2024 as compared to 2023 primarily due to the addition of the incremental term loan in 2024.

Other (expense) income, net. Other expense, net was $4.7 million for the year ended December 31, 2024 compared to Other income, net of $0.9 million for the year ended December 31, 2023, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes increased by $3.8 million for the year ended December 31, 2024 as compared to 2023. The effective tax rate was 33.4% for the year ended December 31, 2024 and was higher than the statutory rate due to state taxes, transaction expenses and executive compensation, partially offset by research and development tax credits. For the year ended December 31, 2023, the effective tax rate was 27.0% and was higher than the statutory rate due to state taxes, limitation on executive compensation deduction, and the tax impact of our foreign earnings, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Annual Report on Form 10-K includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other general income, other expense (income), net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus and amortization of inventory step-up as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net income	$36,133	$38,641
Add back:
Depreciation and amortization	16,420	15,737
Interest expense	7,822	4,531
Provision for income taxes	18,085	14,283
EBITDA	$78,460	$73,192
Add back:
Restructuring and transaction costs(1)	7,757	3,192
Other general income(2)	—	(92)
Other expense (income), net(3)	4,721	(936)
Stock-based compensation expense(4)	8,369	9,368
Stock-based compensation payroll tax expense(5)	441	234
LTIP bonus(6)	49	860
Amortization of inventory step-up(7)	3,858	—
Contingent consideration expense(8)	1,185	—
Adjusted EBITDA	$104,840	$85,818
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $1.8 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Alpha Safety for the year ended December 31, 2024 and a $1.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of ICOR for the year ended December 31, 2023, which are included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
(2)	Reflects gains from long-lived asset sales.
(3)	Reflects the “Other (expense) income, net” line item on our consolidated statements of operations and comprehensive income and primarily includes transaction gains and losses due to fluctuations in foreign currency exchange rates.
(4)	Reflects compensation expense related to equity and liability classified stock-based compensation plans.
(5)	Reflects payroll taxes associated with vested stock-based compensation awards.
(6)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(7)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(8)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA increased by $19.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to recent acquisitions, partially offset by the impact of the 2024 cybersecurity incidents and an increase in selling, general and administrative expenses.

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

For the year ended December 31, 2024, net cash provided from operating activities was $31.8 million and as of December 31, 2024, cash and cash equivalents totaled $124.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the twelve months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of December 31, 2024 and December 31, 2023, we had $223.2 million and $140.1 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

There were no amounts outstanding under the Revolving Loan as of December 31, 2024 and 2023. As of December 31, 2024, there were $2.2 million in outstanding letters of credit and $172.8 million of availability.

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

In connection with the Borrower’s acquisition of Alpha Safety on February 29, 2024, the Borrower and the Guarantors entered into an Incremental Facility Amendment to the 2021 Credit Agreement, whereby the Lenders made an incremental term loan to the Borrower in the principal amount of $80 million for the purpose of funding the acquisition of Alpha Safety. All other material terms of the 2021 Credit Agreement remained unchanged.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2024 and 2023.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of March 6, 2025, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

2024 Credit Agreement

On December 20, 2024 (the “2024 Credit Agreement Closing Date”), the Company refinanced its existing credit facilities and entered into an Amended and Restated Credit Agreement (the “2024 Credit Agreement”), whereby Safariland, LLC, as borrower (the “2024 Borrower”), the Company, and certain domestic subsidiaries of the 2024 Borrower, as guarantors (the “2024 Guarantors”), closed on and received funding under the 2024 Credit Agreement with PNC, as administrative agent, swingline lender, and issuing lender, along with several other lenders (collectively, the “2024 Lenders”). The 2024 Credit Agreement amends and restates the 2021 Credit Agreement in its entirety.

Pursuant to the 2024 Credit Agreement, the 2024 Borrower (i) borrowed $225.0 million under a term loan facility (the “2024 Term Loans”), (ii) may borrow up to $175.0 million under a revolving credit facility (the “2024 Revolving Loan”), including up to $30.0 million for letters of credit and up to $10.0 million for swingline loans, (iii) may borrow up to $115.0 million under a delayed draw term loan A-1 facility (the “DDTL A-1 Facility”) available through June 20, 2025, and (iv) may borrow up to $75.0 million under a delayed draw term loan A-2 facility (the “DDTL A-2 Facility”) available through June 20, 2026. Each of these facilities matures on December 20, 2029. The proceeds of the 2024 Term Loans were used to refinance the outstanding term loans under the 2021 Credit Agreement and to pay fees and expenses incurred in connection with entering into the 2024 Credit Agreement. The 2024 Credit Agreement also permits the 2024 Borrower, subject to certain requirements, to arrange with lenders for an aggregate of $100.0 million (or more if certain leverage ratios are met) of additional revolving and/or term loan commitments (both of which are currently uncommitted).

The 2024 Borrower may elect to have borrowings under the 2024 Credit Agreement bear interest at either (i) a base rate plus an applicable margin ranging from 0.50% to 1.50% per annum or (ii) a term SOFR rate plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case based on the Company’s consolidated total net leverage ratio. The 2024 Borrower is also required to pay a commitment fee on the unused portion of the 2024 Revolving Loan, the DDTL A-1 Facility, and the DDTL A-2 Facility, ranging from 0.175% to 0.25% per annum, based on the Company’s consolidated total net leverage ratio.

The 2024 Term Loans require scheduled quarterly principal payments of 1.25% of the original aggregate principal amount, beginning March 31, 2025, with the balance due at maturity. There were no amounts outstanding under the 2024 Revolving Loan, the DDTL A-1 Facility, or the DDTL A-2 Facility as of December 31, 2024.

The 2024 Credit Agreement is guaranteed, jointly and severally, by the 2024 Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the 2024 Borrower and the 2024 Guarantors pursuant to an Amended and Restated Security and Pledge Agreement and an Amended and Restated Guaranty and Suretyship Agreement, each dated as of the 2024 Credit Agreement Closing Date.

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors.

As of December 31, 2024, the Company was in compliance with all applicable covenants under the 2024 Credit Agreement.

The foregoing description of the 2024 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2024, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$31,777	$73,209
Net cash used in investing activities	(147,426)	(6,520)
Net cash provided by (used in) financing activities	152,667	(24,722)
Effects of foreign exchange rates on cash and cash equivalents	224	438
Change in cash and cash equivalents	37,242	42,405
Cash and cash equivalents, beginning of period	87,691	45,286
Cash and cash equivalents, end of period	$124,933	$87,691

Net cash provided by operating activities

During the year ended December 31, 2024, net cash provided by operating activities of $31.8 million resulted primarily from net income of $36.1 million, a $16.4 million add back to net income for depreciation and amortization, a $8.4 million add back to net income for stock-based compensation, a $3.9 million add back for amortization of inventory step-up and a $36.4 million deduction from net income from changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $24.9 million and a decrease in accounts payable and other liabilities of $15.6 million, partially offset by a decrease in inventories of $10.0 million.

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

Net cash used in investing activities

During the year ended December 31, 2024, we used $147.4 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety and $5.7 million for purchases of property and equipment.

During the year ended December 31, 2023, we used $6.5 million of cash in investing activities, primarily consisting of $6.7 million for purchases of property and equipment.

Net cash provided (used in) financing activities

During the year ended December 31, 2024, net cash provided by financing activities of $152.7 million resulted primarily from proceeds from term loans of $129.4 million and proceeds from the secondary offering, including option exercise, of $91.8 million, partially offset by principal payments on term loans of $43.3 million, payments for debt issuance costs of $3.1 million, taxes paid in connection with employee stock transactions of $5.3 million and dividends distributed of $13.9 million.

During the year ended December 31, 2023, we used $24.7 million of cash in financing activities, primarily consisting principal payments on term loans of $10.0 million, taxes paid in connection with employee stock transactions of $2.7 million and dividends distributed of $12.0 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2024 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$16,582	$5,267	$7,624	$3,491	$200
Debt(2)	225,376	11,375	22,751	191,250	—
Interest on debt(3)	47,071	10,532	19,454	17,085	—
Total contractual obligations	$289,029	$27,174	$49,829	$211,826	$200
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of December 31, 2024; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

Business Combinations

We allocate the purchase price, including our estimate of contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are subject to estimation uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of December 31, 2024.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of December 31, 2024, we had $225.0 million in outstanding floating rate debt, which bears interest at one-month SOFR (4.38% as of December 31, 2024) plus 1.75%.

We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed and designated them as cash flow hedges. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR. A portion of the amount included in accumulated other comprehensive (loss) income is reclassified into interest expense, net as a yield adjustment when interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

We performed a sensitivity analysis on the principal amount of debt as of December 31, 2024, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $2.3 million on the principal amount of debt and $1.0 million when including the effect of our Swap Agreements.

As of December 31, 2024, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$83,750	0.812%
May 31, 2023 through July 23, 2026	$45,625	3.905%

During the year ended December 31, 2024, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, which is our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.9 million for the year ended December 31, 2024. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the year ended December 31, 2024, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $2.5 million for the year ended December 31, 2024, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cadre Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cadre Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Jacksonville, Florida

March 11, 2025

CADRE HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$124,933	$87,691
Accounts receivable, net	93,523	58,360
Inventories	82,351	80,976
Prepaid expenses	19,027	11,930
Other current assets	7,737	6,886
Total current assets	327,571	245,843
Property and equipment, net	45,243	44,647
Operating lease assets	15,454	6,554
Deferred tax assets, net	4,552	4,004
Intangible assets, net	107,544	43,472
Goodwill	148,157	81,667
Other assets	4,192	4,992
Total assets	$652,713	$431,179

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$29,644	$28,418
Accrued liabilities	46,413	44,524
Income tax payable	6,693	9,944
Current portion of long-term debt	11,375	12,320
Total current liabilities	94,125	95,206
Long-term debt	211,830	127,812
Long-term operating lease liabilities	10,733	3,186
Deferred tax liabilities	18,758	4,843
Other liabilities	5,752	2,970
Total liabilities	341,198	234,017

Commitments and contingencies (Note 15)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,607,988 and 37,587,436 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	4	4
Additional paid-in capital	306,821	212,630
Accumulated other comprehensive (loss) income	(1,389)	634
Accumulated earnings (deficit)	6,079	(16,106)
Total shareholders’ equity	311,515	197,162
Total liabilities, mezzanine equity and shareholders' equity	$652,713	$431,179

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$567,561	$482,532	$457,837
Cost of goods sold	334,080	281,806	282,159
Gross profit	233,481	200,726	175,678
Operating expenses
Selling, general and administrative	158,323	140,519	153,129
Restructuring and transaction costs	6,007	2,192	4,355
Related party expense	2,390	1,496	1,478
Total operating expenses	166,720	144,207	158,962
Operating income	66,761	56,519	16,716
Other expense
Interest expense	(7,822)	(4,531)	(6,206)
Other (expense) income, net	(4,721)	936	(1,137)
Total other expense, net	(12,543)	(3,595)	(7,343)
Income before provision for income taxes	54,218	52,924	9,373
Provision for income taxes	(18,085)	(14,283)	(3,553)
Net income	$36,133	$38,641	$5,820

Net income per share:
Basic	$0.90	$1.03	$0.16
Diluted	$0.90	$1.02	$0.16
Weighted average shares outstanding:
Basic	39,945,982	37,533,818	36,109,844
Diluted	40,332,042	37,920,488	36,122,374

Net income	$36,133	$38,641	$5,820
Other comprehensive income:
Unrealized holding gains on derivative instruments, net of tax(1)	1,507	775	6,444
Reclassification adjustments for gains included in net income, net of tax(2)	(3,261)	(3,157)	(618)
Total unrealized (loss) gain on derivative instruments, net of tax	(1,754)	(2,382)	5,826
Foreign currency translation adjustments, net of tax(3)	(269)	929	(1,822)
Other comprehensive (loss) income	(2,023)	(1,453)	4,004
Comprehensive income, net of tax	$34,110	$37,188	$9,824

(1) Net of income tax of $501, $258 and $2,148 for the years ended December 31, 2024, 2023 and 2022, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in Interest expense above. Amounts are net of income tax of $1,089, $1,052 and $206 for the years ended December 31, 2024, 2023 and 2022.

(3) Net of income tax of $303, $257 and $587 for the years ended December 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$36,133	$38,641	$5,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,420	15,737	15,651
Amortization of original issue discount and debt issue costs	1,109	479	740
Amortization of inventory step-up	3,858	—	4,255
Deferred income taxes	(2,064)	(210)	(1,087)
Stock-based compensation	8,369	9,368	31,858
Remeasurement of contingent consideration	1,185	—	—
Provision for losses on accounts receivable	764	66	417
Unrealized foreign exchange transaction loss (gain)	1,880	(602)	1,517
Other loss (gain)	496	(381)	(170)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(24,902)	6,602	(11,536)
Inventories	10,019	(10,223)	1,162
Prepaid expenses and other assets	(5,866)	(302)	(7,711)
Accounts payable and other liabilities	(15,624)	14,034	5,493
Net cash provided by operating activities	31,777	73,209	46,409
Cash Flows From Investing Activities:
Purchase of property and equipment	(5,668)	(6,727)	(4,494)
Proceeds from disposition of property and equipment	55	207	411
Business acquisitions, net of cash acquired	(141,813)	—	(55,543)
Net cash used in investing activities	(147,426)	(6,520)	(59,626)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	5,500	—	43,000
Principal payments on revolving credit facilities	(5,500)	—	(43,000)
Proceeds from term loans	129,422	—	—
Principal payments on term loans	(43,334)	(10,000)	(10,116)
Proceeds from insurance premium financing	—	3,949	3,989
Principal payments on insurance premium financing	(2,187)	(3,973)	(4,952)
Payments for debt issuance costs	(3,105)	—	—
Taxes paid in connection with employee stock transactions	(5,311)	(2,725)	(6,300)
Proceeds from secondary offering, net of underwriter discounts	91,776	—	56,329
Deferred offering costs	(683)	—	(2,953)
Dividends distributed	(13,948)	(12,006)	(11,509)
Other	37	33	(25)
Net cash provided by (used in) financing activities	152,667	(24,722)	24,463
Effect of foreign exchange rates on cash and cash equivalents	224	438	183
Change in cash and cash equivalents	37,242	42,405	11,429
Cash and cash equivalents, beginning of period	87,691	45,286	33,857
Cash and cash equivalents, end of period	$124,933	$87,691	$45,286
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$24,207	$8,729	$1,395
Cash paid for interest	$14,431	$10,090	$6,109
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$176	$234	$172
Accruals and accounts payable for debt issuance costs	$166	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except for share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings (Deficit)	Equity
Balance, December 31, 2021	34,383,350	$3	$127,606	$(1,917)	$(37,052)	$88,640
Net income	—	—	—	—	5,820	5,820
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,550,000	1	53,376	—	—	53,377
Dividends declared ($0.08 per share)	—	—	—	—	(11,509)	(11,509)
Stock-based compensation	—	—	30,706	—	—	30,706
Common stock issued under employee compensation plans	580,990	—	1,152	—	—	1,152
Common stock withheld related to net share settlement of stock-based compensation	(182,069)	—	(6,300)	—	—	(6,300)
Foreign currency translation adjustments	—	—	—	(1,822)	—	(1,822)
Change in fair value of derivative instruments	—	—	—	5,826	—	5,826
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	38,641	38,641
Dividends declared ($0.08 per share)	—	—	—	—	(12,006)	(12,006)
Stock-based compensation	—	—	8,782	—	—	8,782
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Exercise of stock options	1,405	—	33	—	—	33
Foreign currency translation adjustments	—	—	—	929	—	929
Change in fair value of derivative instruments	—	—	—	(2,382)	—	(2,382)
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	36,133	36,133
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,745,719	—	91,093	—	—	91,093
Dividends declared ($0.0875 per share)	—	—	—	—	(13,948)	(13,948)
Stock-based compensation	—	—	8,372	—	—	8,372
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(269)	—	(269)
Change in fair value of derivative instruments	—	—	—	(1,754)	—	(1,754)
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc., D/B/A The Safariland Group (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. The business operates through 20 manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Italy, France, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) and include the accounts of Cadre Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

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

The Company’s financial instruments consist principally of cash and cash equivalents (money market funds), accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, income tax payable and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and income tax payable approximate their current fair value due to the relatively short-term nature of these accounts.

Cash and Cash Equivalents

Cash equivalents are defined as highly-liquid, short term investments having an original maturity of three months or less. Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. We have no restrictions on our cash and cash equivalents.

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

Cloud Computing Arrangements

The Company capitalizes implementation costs incurred in cloud computing arrangements that are service contracts. The short-term portion of deferred implementation costs is included in prepaid expenses in the consolidated balance sheets, which is the same line as the prepaid hosting fees, while the long-term portion of these deferred costs is included in other assets in the consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options. Amortization expense is recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations and comprehensive income, which is within the same line item as the related hosting fees. Unamortized deferred implementation costs were $2,075 and $1,593 as of December 31, 2024 and 2023, respectively, of which $592 and $262 was recorded in prepaid expenses for the respective years. The Company recorded amortization expense of $218, $16 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the right-of-use (“ROU”) asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

In evaluating goodwill and indefinite-lived intangible assets for impairment, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its respective carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, or entity-specific events. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit or intangible asset’s fair value is less than its respective carrying amount, the Company performs a quantitative analysis to compare the fair value of a reporting unit or intangible asset to its respective carrying value.

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

For all periods presented, the Company performed the qualitative assessment of goodwill and indefinite-lived intangible assets and determined it was more likely than not that the fair value of each of its reporting units and intangible assets would be greater than their respective carrying amounts. Therefore, the Company determined it was not necessary to perform a quantitative goodwill or intangible asset impairment test.

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

Accounts Payable

Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $0 and $1,055 of book cash overdrafts in excess of cash balances in such accounts as of December 31, 2024 and 2023, respectively. We include the change in book cash overdrafts in operating cash flows in the consolidated statements of cash flows.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2024	2023
Beginning accrued warranty expense	$1,610	$1,234
Current period claims	(647)	(886)
Provision for current period sales	797	1,262
Ending accrued warranty expense	$1,760	$1,610

Cost of Goods Sold

Cost of goods sold includes raw material purchases, manufacturing-related labor costs, contracted labor, project costs, shipping costs, allocated manufacturing overhead, facility costs, depreciation and amortization, and product warranty costs.

Selling, General & Administrative Expenses

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, professional services, marketing and advertising expense, research and development, and depreciation and amortization.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses primarily consist of marketing, promotions, catalog, and trade show expenses and were $5,936, $6,145 and $4,711 for the years ended December 31, 2024, 2023 and 2022, respectively.

Advertising expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Research and Development

Research and development expenses are expensed as incurred and included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. Total research and development costs were $8,380, $6,954 and $7,086 for the years ended December 31, 2024, 2023 and 2022, respectively.

Debt Issuance Costs

The Company capitalizes costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest — Imputation of Interest. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and subsequently amortized on a straight-line method which approximates the effective interest method over the life of the related loan. Debt issuance costs related to line-of-credits are presented in the consolidated balance sheets as an asset and subsequently amortized ratably over the term of the respective arrangement. Debt issuance costs related to unfunded delayed draw facilities are presented in the consolidated balance sheets as an asset and amortized ratably over the availability period. If a delayed draw facility is funded, the proportionate amount of unamortized debt issuances costs is reclassed as a direct deduction from the carrying amount of that debt liability and subsequently amortized over the life of the related loan. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations and comprehensive income.

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

Derivatives

The Company mitigates the impact of changes in interest rates with interest rate swaps and foreign currency transaction risk with forward contracts, both of which are accounted for as designated hedges pursuant to ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Changes in the fair value of derivatives that are not elected for hedge accounting treatment are recorded immediately into earnings.

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

Accumulated Other Comprehensive (Loss) Income

Comprehensive income represents all changes in equity of the Company that result from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income.

Foreign Currency

Translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive (loss) income in the consolidated balance sheets.

Transaction

Transactions denominated in foreign currency are recorded at the exchange rate on the date of each transaction. Realized gains and losses on foreign currency transactions are included in other (expense) income, net in the consolidated statements of operations and comprehensive income, except on certain intercompany balances which the Company has determined are of a long-term investment nature, which are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. Monetary assets and liabilities are remeasured at the balance sheet date at end-of-period exchange rates. Unrealized gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other (expense) income, net in the consolidated statements of operations and comprehensive income in the period in which they occur.

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

	Year ended December 31,
	2024	2023	2022
Net income	$36,133	$38,641	$5,820

Weighted average shares outstanding - basic	39,945,982	37,533,818	36,109,844
Effect of dilutive securities:
Stock-based awards	386,060	386,670	12,530
Weighted average shares outstanding - diluted	40,332,042	37,920,488	36,122,374
Net income per share:
Basic	$0.90	$1.03	$0.16
Diluted	$0.90	$1.02	$0.16

For the years ended December 31, 2024, 2023, and 2022, equity awards of 328,474, 649,459, and 367,611, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

Risk and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States and foreign countries are mitigated by banking with federally insured, creditworthy institutions, although certain of our cash deposits exceed the federally insured limits. As of December 31, 2024 and 2023, the Company had deposits of $10,002 and $9,757, respectively, at foreign financial institutions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted this standard on January 1, 2024 effective for annual disclosures for the year ended December 31, 2024. The adoption of this ASU did not have a material impact on our disclosures.

Accounting Pronouncements Not Yet Adopted

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of ICOR were $1,757, of which $155 was incurred and recognized during the year ended December 31, 2024.

Total consideration, net of cash acquired, was $39,282 for 100% of the equity interests in ICOR. The total consideration was as follows:

Cash paid	$40,350
Less: cash acquired	(1,068)
Plus: Contingent consideration	2,226
Total consideration, net	$41,508

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. During 2024, within the remeasurement period, we have decreased goodwill by $378 for changes in assumptions used to fair value customer relationships, technology and deferred income taxes. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the ICOR acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$41,508

Accounts receivable	$2,352
Inventories	8,086
Prepaid expenses and other current assets	612
Property and equipment	239
Operating lease assets	1,369
Intangible assets	17,200
Goodwill	18,602
Total assets acquired	48,460
Accounts payable	635
Accrued liabilities	1,455
Long-term operating lease liabilities	967
Deferred tax liabilities	3,895
Total liabilities assumed	6,952
Net assets acquired	$41,508

In connection with the acquisition, the Company acquired exclusive rights to ICOR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$1,496	10
Technology	14,283	10
Trademarks	1,421	10
Total	$17,200

The full amount of goodwill of $18,602 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and ICOR prior to the acquisition. ICOR revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations, and consequently we have not included any pro-forma information.

As part of the ICOR acquisition, the purchase agreement with respect to the acquisition provided for the payment of contingent consideration of up to CDN$8,000 (approximately $5,797) based upon future cumulative net sales during the three-year period ended January 9, 2027. Using a Monte-Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $2,226 as of January 9, 2024. Significant unobservable inputs used in the valuation include a discount rate of 6.2% and the probability adjusted net sales during the contingency period. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income in the consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The following table summarizes the changes in the contingent consideration liability for the year ended December 31, 2024:

Balance, December 31, 2023	$—
ICOR acquisition	2,226
Fair value adjustment	1,185
Foreign currency translation adjustments	(200)
Balance, December 31, 2024	$3,211

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

The following table summarizes the total purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. During 2024, within the remeasurement period, we have increased goodwill by $579 for changes in cash paid and assumptions used to fair value inventory, customer relationships, technology, deferred revenue and deferred income taxes. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alpha Safety acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$102,531

Accounts receivable	$9,189
Inventories	8,527
Prepaid expenses and other current assets	1,889
Property and equipment	2,189
Operating lease assets	2,262
Intangible assets	57,800
Goodwill	49,133
Total assets acquired	130,989
Accounts payable	1,896
Accrued liabilities	12,570
Long-term operating lease liabilities	1,573
Deferred tax liabilities	12,419
Total liabilities assumed	28,458
Net assets acquired	$102,531

In connection with the acquisition, the Company acquired exclusive rights to Alpha Safety’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$17,900	20
Technology	35,200	15
Trademarks	4,700	10
Total	$57,800

The full amount of goodwill of $49,133 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Alpha Safety prior to the acquisition. Alpha Safety revenue and cost of goods sold are included in the Product segment from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

3.	ACCOUNTS RECEIVABLE, NET

The following is a reconciliation of the changes in our allowance for doubtful accounts during 2024 and 2023:

	Year ended December 31,
	2024	2023
Beginning allowance for doubtful accounts	$635	$924
Provision	764	66
Write-offs	(523)	(355)
Ending allowance for doubtful accounts	$876	$635
4.

4.	REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Year Ended December 31,
	2024	2023	2022
U.S. state and local agencies (a)	$298,276	$282,318	$250,680
Commercial	44,498	42,406	45,357
U.S. federal agencies	100,336	57,447	51,165
International	112,342	97,058	106,593
Other	12,109	3,303	4,042
Net sales	$567,561	$482,532	$457,837

(a) Includes all Distribution sales

	Year Ended December 31,
	2024	2023
United States	$455,219	$385,474
International	112,342	97,058
Net sales	$567,561	$482,532

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. The Company has determined that it has an unconditional right to consideration for these amounts and therefore includes contract assets in accounts receivable, net in the Company’s consolidated balance sheets and totaled $9,550 as of December 31, 2024. There were no contract assets as of December 31, 2023.

Contract liabilities are recorded as a component of other liabilities when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets and totaled $7,470 and $4,615, as of December 31, 2024 and 2023, with $3,092 of the 2023 contract liabilities being recognized in revenue during the year ended December 31, 2024.

Remaining Performance Obligations

As of December 31, 2024, we had $45,330 of remaining unfulfilled performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606, Revenue from Contracts with Customers, as of December 31, 2024. We expect to recognize approximately 61% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

5.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$110,671	$110,671	$—	$—	$74,451	$74,451	$—	$—
Derivative instruments (Note 11)	$4,465	$—	$4,465	$—	$6,505	$—	$6,505	$—

Liabilities:
Derivative instruments (Note 11)	$—	$—	$—	$—	$427	$—	$427	$—
Contingent consideration (Note 2)	$3,211	$—	$—	$3,211	$—	$—	$—	$—

There were no transfers of assets or liabilities between levels during the years ended December 31, 2024 and 2023.

6.	INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Finished goods	$31,209	$31,674
Work-in-process	8,321	8,473
Raw materials and supplies	42,821	40,829
Total	$82,351	$80,976
7.

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2024	2023
Land	$7,522	$7,614
Building and improvements	24,527	24,433
Furniture and fixtures	1,994	1,966
Computer hardware and software	23,633	25,145
Machinery and equipment	35,044	31,770
Construction in progress	6,907	4,687
	99,627	95,615
Less accumulated depreciation	(54,384)	(50,968)
Total	$45,243	$44,647

The Company recorded depreciation expense of $7,167, $7,943 and $6,851 for the years ended December 31, 2024, 2023 and 2022, respectively, of which $3,957, $4,590 and $3,433 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2024 and 2023 by reporting segment:

	Product	Distribution	Total
Balance, December 31, 2022	$78,960	$2,616	$81,576
Measurement period adjustments	(393)	—	(393)
Foreign currency translation adjustments	484	—	484
Balance, December 31, 2023	$79,051	$2,616	$81,667
ICOR acquisition	18,980	—	18,980
Alpha Safety acquisition	48,554	—	48,554
Measurement period adjustments	201	—	201
Foreign currency translation adjustments	(1,245)	—	(1,245)
Balance, December 31, 2024	$145,541	$2,616	$148,157

Impairment of Goodwill

No impairment losses were recorded during the years ended December 31, 2024, 2023 and 2022. Gross goodwill and accumulated impairment losses were $155,742 and $7,585, respectively, as of December 31, 2024 and $89,252 and $7,585, respectively, as of December 31, 2023.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$105,060	$(69,118)	$35,942	17
Technology	64,600	(15,819)	48,781	13
Tradenames	12,596	(6,941)	5,655	9
Non-compete agreements	996	(996)	—	-
	$183,252	$(92,874)	$90,378
Indefinite lived intangibles:
Tradenames	17,166	—	17,166	Indefinite
Total	$200,418	$(92,874)	$107,544

	December 31, 2023
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite lived intangibles:
Customer relationships	$86,621	$(65,650)	$20,971	11
Technology	16,111	(11,979)	4,132	8
Tradenames	6,622	(5,492)	1,130	4
Non-compete agreements	1,003	(1,003)	—	-
	$110,357	$(84,124)	$26,233
Indefinite lived intangibles:
Tradenames	17,239	—	17,239	Indefinite
Total	$127,596	$(84,124)	$43,472

The Company recorded amortization expense of $9,253, $7,794 and $8,800 for the years ended December 31, 2024, 2023 and 2022, respectively, of which $3,962, $465 and $439 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

The estimated amortization expense for definite-lived intangible assets for the next five years and thereafter is as follows:

2025	$8,384
2026	8,096
2027	7,929
2028	7,929
2029	7,835
Thereafter	50,205
Total	$90,378
9.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Accrued expenses	$5,371	$4,384
Accrued compensation and payroll tax	23,762	24,621
Accrued interest payable	142	137
Accrued warranties	1,760	1,610
Contract liabilities and customer credits	4,915	5,122
Current lease liabilities	4,824	3,510
Other accrued liabilities	5,639	5,140
Total	$46,413	$44,524

10.	DEBT

The Company’s debt is as follows:

	December 31,
	2024	2023
Short-term debt:
Insurance premium financing	$—	$2,187
Current portion of term loan	11,250	10,000
Current portion of other	125	133
	$11,375	$12,320
Long-term debt:
Revolver	—	—
Term loan	213,750	128,564
Other	251	398
	$214,001	$128,962
Unamortized debt discount and debt issuance costs	(2,171)	(1,150)
Total long-term debt, net	$211,830	$127,812

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the next five years and thereafter:

2025	$11,375
2026	11,375
2027	11,376
2028	11,250
2029	180,000
Total principal payments	$225,376

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2024 and 2023.

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

2024 Credit Agreement

On December 20, 2024 (the “2024 Credit Agreement Closing Date”), the Company refinanced its existing credit facilities and entered into an Amended and Restated Credit Agreement (the “2024 Credit Agreement”), whereby Safariland, LLC, as borrower (the “2024 Borrower”), the Company, and certain domestic subsidiaries of the 2024 Borrower, as guarantors (the “2024 Guarantors”), closed on and received funding under the 2024 Credit Agreement with PNC, as administrative agent, swingline lender, and issuing lender, along with several other lenders (collectively, the “2024 Lenders”). The 2024 Credit Agreement amends and restates the 2021 Credit Agreement in its entirety.

The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a loss on debt modification of $139 for the year ended December 31, 2024.

In connection with the 2024 Credit Agreement, the Company paid financing costs totaling $2,759, of which $1,052 related to the Term Loan, $818 related to the Revolving Loan and $888 related to the delayed draw facilities. Total financing costs consisted of $2,293 of fees paid to lenders and $466 of debt issuance costs. Costs incurred in connection with the Term Loan were deferred and recorded as an offset to long-term debt. Costs incurred in connection with the Revolving Loan and delayed draw facilities were deferred and recorded to other current assets and other assets in the Company’s consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had unamortized deferred debt costs of $2,171 and $1,150, respectively, included as an offset to debt in the consolidated balance sheets.

There were no amounts outstanding under any revolving loans as of December 31, 2024 and 2023. As of December 31, 2024, there were $2,165 in outstanding letters of credit and $172,835 of availability.

As of December 31, 2024 and 2023, the term loan outstanding principal balance was $225,000 and $138,564 and bore interest at 6.13% and 6.96%, respectively.

Pursuant to the 2024 Credit Agreement, the 2024 Borrower (i) borrowed $225,000 under a term loan facility (the “2024 Term Loans”), (ii) may borrow up to $175,000 under a revolving credit facility (the “2024 Revolving Loan”), including up to $30,000 for letters of credit and up to $10,000 for swingline loans, (iii) may borrow up to $115,000 under a delayed draw term loan A-1 facility (the “DDTL A-1 Facility”) available through June 20, 2025, and (iv) may borrow up to $75,000 under a delayed draw term loan A-2 facility (the “DDTL A-2 Facility”) available through June 20, 2026. Each of these facilities matures on December 20, 2029. The proceeds of the 2024 Term Loans were used to refinance the outstanding term loans under the 2021 Credit Agreement and to pay fees and expenses incurred in connection with entering into the 2024 Credit Agreement. The 2024 Credit Agreement also permits the 2024 Borrower, subject to certain requirements, to arrange with lenders for an aggregate of $100,000 (or more if certain leverage ratios are met) of additional revolving and/or term loan commitments (both of which are currently uncommitted).

The 2024 Borrower may elect to have borrowings under the 2024 Credit Agreement bear interest at either (i) a base rate plus an applicable margin ranging from 0.50% to 1.50% per annum or (ii) a term SOFR rate plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case based on the Company’s consolidated total net leverage ratio. The 2024 Borrower is also required to pay a commitment fee on the unused portion of the 2024 Revolving Loan, the DDTL A-1 Facility, and the DDTL A-2 Facility, ranging from 0.175% to 0.25% per annum, based on the Company’s consolidated total net leverage ratio.

The 2024 Term Loans require scheduled quarterly principal payments of 1.25% of the original aggregate principal amount, beginning March 31, 2025, with the balance due at maturity. There were no amounts outstanding under the 2024 Revolving Loan, the DDTL A-1 Facility, or the DDTL A-2 Facility as of December 31, 2024.

The 2024 Credit Agreement is guaranteed, jointly and severally, by the 2024 Guarantors and, subject to certain exceptions, secured by a first-priority security interest in substantially all of the assets of the 2024 Borrower and the 2024 Guarantors pursuant to an Amended and Restated Security and Pledge Agreement and an Amended and Restated Guaranty and Suretyship Agreement, each dated as of the 2024 Credit Agreement Closing Date.

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors.

Short-Term Debt

In July 2023, the Company entered into a short-term loan facility for insurance premiums with First Insurance Funding for $3,948 with a maturity date of June 27, 2024. The loan has fixed annual interest of 7.49% on the outstanding balance and requires monthly payments of principal and interest of $373. There were no amounts outstanding as of December 31, 2024. As of December 31, 2023, $2,187 was outstanding.

Fair Value of Debt

The carrying value of our long-term debt obligations approximates the fair value, as the long-term debt was entered close to year-end and contains a floating interest rate component. The Company classifies its long-term debt within Level 2 of the fair value hierarchy.

11.	DERIVATIVES

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (4.38% as of December 31, 2024). We had the following Swap Agreements as of December 31, 2024:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$83,750	0.812%
May 31, 2023 through July 23, 2026	$45,625	3.905%

During the year ended December 31, 2024, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the consolidated balance sheets was as follows:

	December 31,
Balance Sheet Accounts	2024	2023
Other current assets	$2,749	$3,655
Other assets	$1,298	$2,850
Other liabilities	$—	$427

A cumulative gain, net of tax, of $2,917 and $6,739 is recorded in accumulated other comprehensive (loss) income as of December 31, 2024 and 2023, respectively.

The amount of gain, net of tax, recognized in other comprehensive income for the years ended December 31, 2024, 2023 and 2022 was $1,821, $6,444 and $767, respectively. There was a gain, net of tax, of $3,261 and $618 and a loss, net of tax, of $146 reclassified from accumulated other comprehensive (loss) income into earnings for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, approximately $2,653 is expected to be reclassified from accumulated other comprehensive (loss) income into interest expense over the next twelve months.

Foreign Currency Hedge

During the year ended December 31, 2024, we entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

As of December 31, 2024, the Company had outstanding contracts with a total notional amount of $92,063 MXN and recognized a cumulative loss, net of tax, in accumulated other comprehensive (loss) income of $314.

As of December 31, 2024, approximately $314 is expected to be reclassified from accumulated other comprehensive (loss) income into earnings over the next twelve months.

12.	SHAREHOLDERS’ EQUITY

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

Dividends

On January 23, 2024, the Company announced that its board of directors approved the initiation of a quarterly cash dividend policy of $0.0875 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.35 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.32 per share. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s board of directors. Our Quarterly Cash Dividends totaled $13,948, $12,006 and $11,509 for the years ended December 31, 2024, 2023 and 2022, respectively.

13.	STOCK-BASED COMPENSATION

2021 Phantom Restricted Share Plan

The Company maintained a cash-based executive compensation plan for certain employees. The Company’s board of directors awarded 1,433,500 interests in the plan (“units”). Each unit represents an unfunded and unsecured right, subject to certain conditions as set forth by the plan. One-third of the units granted to any holder will vest on each of the first, second, and third anniversaries of March 18, 2021 during the term of such holder’s employment with the Company. Payment of a holder’s vested balance is dependent upon a transaction or series of related transactions constituting a qualifying exit event, as defined by the executive compensation plan. The plan will expire on March 18, 2025, at which time the plan and all awarded units will be terminated for no consideration if a qualifying exit event has not occurred before that date.

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

A summary of our phantom award activity for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	373,493	$23.45
Granted	—	—
Vested	(371,160)	23.45
Forfeited	(2,333)	23.45
Outstanding at December 31, 2024	—	$—

The total fair value of phantom awards vested in 2024 was $8,704.

Compensation cost related to phantom awards was $552 and $4,371 for the years ended December 31, 2024 and 2023 and is recorded in selling, general, and administrative expense. As of December 31, 2024, there were no remaining awards outstanding.

2021 Stock Incentive Plan

In November 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary companies’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary companies’ employees and consultants. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 9,650,000 shares. As of December 31, 2024, 7,165,429 shares of common stock were reserved and available for issuance under the 2021 Plan.

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

2021
Number issued	2,600,000
Vesting period	$40.00 stock price target
Grant price (per share)	$4.65
Dividend yield	0.0%
Expected volatility	32.08%
Risk-free interest rate	1.59%
Expected term (years)	5.67
Weighted average fair value (per share)	$4.65

A summary of our market condition RSU activity for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	2,600,000	$4.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	2,600,000	$4.65

Compensation cost related to market condition RSUs was $2,138, $2,132 and $2,132 for the years ended December 31, 2024, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2024, there was $5,350 of unrecognized compensation cost related to market condition RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value of each option grant has been estimated as of the date of grant with the following assumptions:

	2024	2023	2022
Number issued	328,474	395,253	373,479
Vesting period	1 - 3 years	1 - 3 years	1 - 3 years
Grant price (per share)	$34.66	$20.53	$23.45 - $23.70
Dividend yield	1.01%	1.56%	1.35% - 1.36%
Expected volatility	28.70	31.40%	33.22%
Risk-free interest rate	4.36%	3.68%	1.12%
Expected term (years)	4.68 - 6.00	4.68 - 6.00	4.61 - 6.00
Weighted average fair value (per share)	$8.13	$6.34	$6.69

A summary of our stock option activity for the year ended December 31, 2024 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic	Remaining Contractual
	Options	Exercise Price	Value	Life (in years)
Outstanding at December 31, 2023	761,459	$21.98	$8,310	8.7
Granted	328,474	34.66
Exercised	(1,825)	20.53	23
Forfeited	—	—
Outstanding at December 31, 2024	1,088,108	$25.81	$7,839	8.2
Exercisable at December 31, 2024	501,609	$23.94	$4,344	7.8
Vested and expected to vest at December 31, 2024	1,088,108	$25.81	$7,839	8.2

Compensation cost related to stock options was $2,841, $1,619 and $974 for the years ended December 31, 2024, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2024, there was $3,197 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Restricted stock units vest in three equal installments over a three-year period from the date of grant and have a grant date fair value of the closing stock price of the Company on the date of grant.

A summary of our RSU activity for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	167,077	$21.50
Granted	161,795	34.58
Vested	(58,028)	21.93
Forfeited	(6,289)	34.21
Outstanding at December 31, 2024	264,555	$29.11

Compensation cost related to RSUs was $2,816, $1,267 and $531 for the years ended December 31, 2024, 2023 and 2022 and is recorded in selling, general, and administrative expense. As of December 31, 2024, there was $5,011 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

14.	COMPENSATION AND DEFINED CONTRIBUTION PLANS

The Company and its wholly owned subsidiaries sponsor Internal Revenue Code Section 401(k) defined contribution plans for the benefit of all full-time and part-time employees. Employees are entitled to make tax-deferred contributions up to the maximum allowed by law of their eligible compensation.

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

Contributions to the plans are made by both the employee and the Company. The Company’s contributions to the plans were $3,811, $2,380 and $3,198 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Total compensation expense related to this plan was $49, $860 and $1,369 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income.

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

International

As an international company, we are, from time to time, the subject of investigations related to the Company’s international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and foreign laws. To the best of the Company’s knowledge, there are not any potential or pending investigations at this time.

16.	INCOME TAXES

Consolidated income from continuing operations before provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023	2022
U.S. operations	$51,153	$49,603	$6,455
Foreign operations	3,065	3,321	2,918
Income before provision for income taxes	$54,218	$52,924	$9,373

The provision for income taxes is detailed below:

	Year ended December 31,
	2024	2023	2022
Current tax provision:
Federal	$13,458	$9,969	$2,711
State	3,424	1,811	624
Foreign	3,267	2,713	1,305
Total current provision	20,149	14,493	4,640
Deferred tax (benefit) provision:
Federal	(300)	1,692	(24)
State	(57)	322	(5)
Foreign	(1,707)	(2,224)	(1,058)
Total deferred benefit	(2,064)	(210)	(1,087)
Total provision for income taxes	$18,085	$14,283	$3,553

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements:

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	5.7	4.6	5.6
Change in valuation allowance	—	—	—
Current year tax credits	(0.7)	(0.7)	(6.5)
Difference between foreign and federal tax rate	0.9	0.7	5.4
Permanent items	6.2	1.6	12.2
Reserve for uncertain tax positions	—	—	0.5
Other	0.3	(0.2)	(0.3)
Effective tax rate	33.4%	27.0%	37.9%

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

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The tax effects of temporary differences giving rise to significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carry forwards	$5,684	$4,667
Accrued liabilities	4,676	4,656
Reserves and other	4,020	2,749
263A uniform capitalization costs	205	115
Other deferred tax assets	7,004	6,741
Total deferred tax assets	21,589	18,928
Valuation allowance	(1,354)	(1,872)
Net deferred tax assets	20,235	17,056
Deferred tax liabilities:
Intangibles	(20,994)	(4,832)
Depreciation	(3,625)	(4,017)
Goodwill	(9,673)	(8,512)
Other	(149)	(534)
Total deferred tax liabilities	(34,441)	(17,895)
Total deferred income taxes	$(14,206)	$(839)

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

As of December 31, 2024, the Company had net operating loss carryforwards that expire in varying amounts beginning in 2025 through 2041 and tax credit carryforwards that expire in varying amounts beginning in 2025 through 2040.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect the Company’s effective tax rate was $1,977 as of December 31, 2024. A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
Beginning unrecognized tax benefits	$2,052	$1,986
Current period unrecognized tax benefits	—	—
Foreign currency fluctuations	(75)	66
Ending unrecognized tax benefits	$1,977	$2,052

The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense. No amounts representing penalties and interest were recorded as income tax expense during the years ended December 31, 2024, 2023 and 2022. The Company had no interest or penalties accrued in the consolidated balance sheets as of December 31, 2024 and 2023.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of December 31, 2024, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities with few exceptions.

17.LEASES

The Company leases certain manufacturing and office space, retail locations, and equipment. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has elected the practical expedient and does not recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Our operating leases have remaining contractual terms of up to five years.

The amount of assets and liabilities related to our operating leases were as follows:

		December 31,
	Balance Sheet Accounts	2024	2023
Assets:
Operating lease assets	Operating lease assets	$15,454	$6,554

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$4,824	$3,510
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	10,733	3,186
Total lease liabilities		$15,557	$6,696

The components of lease expense are recorded to cost of sales and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
Fixed operating lease costs(1)	$5,445	$3,981
Variable operating lease costs	1,334	1,441
Total	$6,779	$5,422

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	3.07	2.53

Weighted average discount rate:
Operating leases	3.14%	3.06%

The approximate future minimum lease payments under operating leases as of December 31, 2024 are as follows:

2025	$5,267
2026	4,362
2027	3,262
2028	2,295
2029	1,196
Thereafter	200
Total future lease payments	16,582
Less: Amount representing interest	(1,025)
Present value of lease liabilities	$15,557

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,266	$4,044

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10,044	$1,740

18.RELATED PARTY TRANSACTIONS

The Company leases 4 distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $390, $496 and $478 for the years ended December 31, 2024, 2023 and 2022, respectively. Rent expense related to these leases is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2024, the Company made the following payments to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer:

●	$250 for services related to the execution of our debt refinancing, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
●	$1,750 for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2023, the Company made the following payments to Kanders & Company, Inc.:

●	$1,000 for services related to the acquisition of ICOR, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.

For the year ended December 31, 2022, the Company made the following payments to Kanders & Company, Inc.:

●	$1,000 for services related to the acquisition of Cyalume, which is included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
●	$2,000 for services related to the Company’s secondary offering, which is included in direct offering costs and recorded against offering proceeds in additional paid in capital in the Company’s consolidated balance sheets.

19.SEGMENT DATA

Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with management of the Company.

Our operations are comprised of two operating and reportable segments: Product and Distribution. The Product segment is comprised of components that manufacture and sell products, while the Distribution segment is comprised of our business that serves as a one-stop shop for law enforcement agencies that sells goods produced by the Product segment, as well as other third-party products. Segment information is consistent with how the chief operating decision maker (“CODM”), our chief executive officer, reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM evaluates segment performance and decides how to allocate resources based on segment gross profit. The CODM is not regularly provided asset information or operating expenses by segment as that information is not available.

	Year Ended December 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$497,624	$105,397	$(35,460)	$567,561
Cost of goods sold	287,864	81,631	(35,415)	334,080
Gross profit	$209,760	$23,766	$(45)	$233,481

	Year Ended December 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$410,825	$102,371	$(30,664)	$482,532
Cost of goods sold	233,937	78,335	(30,466)	281,806
Gross profit	$176,888	$24,036	$(198)	$200,726

	Year Ended December 31, 2022
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$385,423	$97,106	$(24,692)	$457,837
Cost of goods sold	230,245	76,633	(24,719)	282,159
Gross profit	$155,178	$20,473	$27	$175,678

(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

20. SUBSEQUENT EVENTS

In January 2025, the Company entered into a share purchase agreement with Carr’s Group Plc to acquire all the issued and outstanding shares of Carr’s Engineering Limited and Carr’s Engineering, Inc. for approximately $91,500. The targets are engaged in the business of providing engineering solutions, including manufacturing and technical services, to clients across sectors such as nuclear, defense, and energy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

On January 9, 2024 and February 29, 2024, the Company completed the acquisition of ICOR and Alpha Safety, respectively. Management excluded ICOR and Alpha Safety from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. ICOR and Alpha Safety’s combined financial statements constitute 12% of total assets (excluding goodwill and intangible assets, which are included within the assessment) and 13% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

We require all executive officers and directors to effect purchase and sale transactions in the Company’s securities pursuant to a trading plan (each, a “10b5-1 Plan”) intended to satisfy the requirements of Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”). We limit executive officers to a single 10b5-1 Plan in effect at any time, subject to limited exceptions in accordance with Rule 10b5-1. The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended December 31, 2024:

	Date of	Scheduled	Aggregate number of
	adoption	expiration date	shares of common stock
Name and Title	of 10b5-1 Plan(1)	of 10b5-1 Plan(2)	to be purchased or sold(3)
Warren B. Kanders Chief Executive Officer and Chairman of the Board of Directors	December 22, 2024	September 30, 2025	1,000,000

(1)	Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2)	Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3)	Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning the executive officers of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Officers” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year (the “Proxy Statement for the 2025 Annual Meeting of Stockholders”). Information concerning directors of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the Audit Committee of the Company’s Board of Directors, and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Audit Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the Compensation Committee of the Company’s Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Compensation Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the Nominating/Corporate Governance Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Nominating/Corporate Governance Committee” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications with Directors” in the Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

We intend to post all required disclosures concerning any amendments to or waivers from, our Code of Business Conduct and Code of Ethics for Senior Executive Officer and Senior Financial Officers on our website. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.

Item 11. Executive Compensation

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Director Summary Compensation Table,” “Discussion of Director Compensation,” “Involvement in Certain Legal Proceedings”, “Anti-Hedging Policy”, “Summary Compensation Table”, “Narrative Disclosure to Summary Compensation Table”, and “Outstanding Equity Awards at 2024 Year End” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Beneficial Ownership of Company Common Stock By Directors, Officers and Principal Stockholders” and “Narrative Disclosure to Summary Compensation Table” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Governance of the Company– Director Independence” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant’s Fees and Services

Information required by this item is incorporated and made part hereof herein by reference to the material appearing under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

2.2

Share Purchase Agreement, by and among, Cadre Holdings, Inc., Zircaloy Holdings, LLC and Carr’s Group Plc, dated January 15, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

2.3

Share Purchase Agreement dated December 22, 2023, by and among 1000694376 Ontario Inc., Hany Guirguis, 2491189 Ontario Inc., the Guirguis Family Trust, Alexander Grant, 2491191 Ontario Inc., the Grant Family Trust, Kenneth Molnar, 2491190 Ontario Inc. and the Molnar Family Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 29, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024).
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
10.09

Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.10

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated September 1, 2021 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.11

Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2025). +

10.12

Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2025). +

10.13

Credit Agreement, dated July 23, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 27, 2021).

10.14

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

10.15

Second Amendment to Credit Agreement, dated December 14, 2022, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 15, 2023).

10.16

Third Amendment to Credit Agreement, dated May 31, 2023, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023).

10.17

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

10.18

Amended and Restated Credit Agreement, dated as of December 20, 2024, by and among, Safariland, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and an Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.19

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

19.1	Cadre Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2024).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cadre Holdings, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2024).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2025.

CADRE HOLDINGS, INC.

By:	/s/ Blaine Browers
Blaine Browers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Warren B. Kanders	Chief Executive Officer
Warren B. Kanders	(Principal Executive Officer)

/s/ Blaine Browers	Chief Financial Officer
Blaine Browers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hamish Norton	Director
Hamish Norton

/s/ Gianmaria C. Delzanno	Director
Gianmaria C. Delzanno

/s/ William Quigley	Director
William Quigley

/s/ Deborah A. DeCotis	Director
Deborah A. DeCotis