Form 10-Q
period 2025-03-31
Cadre Holdings, Inc.
filed 2025-05-06
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

or

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 2, 2025, there were 40,659,585 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,
●	customers, distributors or otherwise;
●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired or may acquire in the future;
●	potential legal, reputational, operational and financial effects on the Company resulting from future cybersecurity incidents on the Company’s business, operations and financial results as well as the effectiveness of the Company’s response and mitigation efforts to any such cybersecurity incidents;
●	the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$133,431	$124,933
Accounts receivable, net of allowance for doubtful accounts of $858 and $876, respectively	82,902	93,523
Inventories	91,786	82,351
Prepaid expenses	17,039	19,027
Other current assets	7,357	7,737
Total current assets	332,515	327,571
Property and equipment, net of accumulated depreciation and amortization of $56,244 and $54,384, respectively	45,080	45,243
Operating lease assets	15,595	15,454
Deferred tax assets, net	4,640	4,552
Intangible assets, net	105,884	107,544
Goodwill	148,611	148,157
Other assets	3,968	4,192
Total assets	$656,293	$652,713

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$32,122	$29,644
Accrued liabilities	41,604	46,413
Income tax payable	8,560	6,693
Current portion of long-term debt	11,380	11,375
Total current liabilities	93,666	94,125
Long-term debt	209,134	211,830
Long-term operating lease liabilities	10,983	10,733
Deferred tax liabilities	18,101	18,758
Other liabilities	6,847	5,752
Total liabilities	338,731	341,198

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,659,585 and 40,607,988 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	4	4
Additional paid-in capital	307,625	306,821
Accumulated other comprehensive loss	(1,535)	(1,389)
Accumulated earnings	11,468	6,079
Total shareholders’ equity	317,562	311,515
Total liabilities, mezzanine equity and shareholders' equity	$656,293	$652,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$130,106	$137,860
Cost of goods sold	73,975	80,232
Gross profit	56,131	57,628
Operating expenses
Selling, general and administrative	41,753	40,719
Restructuring and transaction costs	698	3,087
Related party expense	128	1,843
Total operating expenses	42,579	45,649
Operating income	13,552	11,979
Other expense
Interest expense	(2,231)	(1,637)
Other income (expense), net	1,287	(1,444)
Total other expense, net	(944)	(3,081)
Income before provision for income taxes	12,608	8,898
Provision for income taxes	(3,360)	(1,970)
Net income	$9,248	$6,928

Net income per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18
Weighted average shares outstanding:
Basic	40,618,554	37,946,576
Diluted	40,980,861	38,554,185

Net income	$9,248	$6,928
Other comprehensive income:
Unrealized holding (losses) gains on derivative instruments, net of tax(1)	(750)	1,660
Reclassification adjustments for gains included in net income, net of tax(2)	(263)	(894)
Total unrealized (loss) gain on derivative instruments, net of tax	(1,013)	766
Foreign currency translation adjustments, net of tax(3)	867	(412)
Other comprehensive (loss) income	(146)	354
Comprehensive income, net of tax	$9,102	$7,282

(1) Net of income tax of $250 and $546 for the three months ended March 31, 2025 and 2024, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in Interest expense above. Amounts are net of income tax of $190 and $284 for the three months ended March 31, 2025 and 2024, respectively.

(3) Net of income tax of $119 and $99 for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$9,248	$6,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,856	3,942
Amortization of original issue discount and debt issue costs	500	149
Amortization of inventory step-up	—	769
Deferred income taxes	533	1,546
Stock-based compensation	1,968	2,067
Remeasurement of contingent consideration	331	451
(Recoveries from) provision for losses on accounts receivable	(17)	480
Unrealized foreign exchange transaction (gain) loss	(731)	934
Other loss (gain)	41	52
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	10,633	2,696
Inventories	(9,143)	1,818
Prepaid expenses and other assets	1,340	2,028
Accounts payable and other liabilities	(1,168)	(21,723)
Net cash provided by operating activities	17,391	2,137
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,309)	(1,343)
Business acquisitions, net of cash acquired	—	(141,293)
Net cash used in investing activities	(1,309)	(142,636)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	5,500
Principal payments on revolving credit facilities	—	(5,500)
Proceeds from term loans	—	80,000
Principal payments on term loans	(2,813)	(2,500)
Principal payments on insurance premium financing	—	(1,083)
Payments for debt issuance costs	—	(844)
Taxes paid in connection with employee stock transactions	(1,140)	(5,311)
Proceeds from secondary offering, net of underwriter discounts	—	73,535
Deferred offering costs	—	(722)
Dividends distributed	(3,859)	(3,289)
Net cash (used in) provided by financing activities	(7,812)	139,786
Effect of foreign exchange rates on cash and cash equivalents	228	74
Change in cash and cash equivalents	8,498	(639)
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$133,431	$87,052
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$2,017	$9,369
Cash paid for interest	$3,527	$2,498
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$104	$210
Accruals for taxes paid in connection with employee stock transactions	$24	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515
Net income	—	—	—	—	9,248	9,248
Dividends declared ($0.095 per share)	—	—	—	—	(3,859)	(3,859)
Stock-based compensation	—	—	1,968	—	—	1,968
Common stock issued under employee compensation plans	86,006	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(34,409)	—	(1,164)	—	—	(1,164)
Foreign currency translation adjustments	—	—	—	867	—	867
Change in fair value of derivative instruments	—	—	—	(1,013)	—	(1,013)
Balance, March 31, 2025	40,659,585	$4	$307,625	$(1,535)	$11,468	$317,562

			Additional
	Common Stock		Paid-In	Accumulated Other	Accumulated	Shareholders'
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,370	$26,370	$—	$—	$110,671	$110,671	$—	$—
Derivative instruments (Note 7)	$3,095	$—	$3,095	$—	$4,465	$—	$4,465	$—

Liabilities:
Derivative instruments (Note 7)	$843	$—	$843	$—	$—	$—	$—	$—
Contingent consideration (Note 2)	$3,559	$—	$—	$3,559	$3,211	$—	$—	$3,211

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2025 and 2024.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of March 31, 2025 and December 31, 2024.

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

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2025	2024
Beginning accrued warranty expense	$1,760	$1,610
Current period claims	(74)	(116)
Provision for current period sales	8	57
Ending accrued warranty expense	$1,694	$1,551

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

	Three months ended March 31,
	2025	2024
Net income	$9,248	$6,928

Weighted average shares outstanding - basic	40,618,554	37,946,576
Effect of dilutive securities:
Stock-based awards	362,307	607,609
Weighted average shares outstanding - diluted	40,980,861	38,554,185
Net income per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18

For the three months ended March 31, 2025 and 2024, equity awards of 776,215 and 328,474, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

Recent Accounting Pronouncements

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

As the contingent consideration liability is remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could result in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs.

The following table summarizes the changes in the contingent consideration liability for the three months ended March 31, 2025:

Balance, December 31, 2024	$3,211
Fair value adjustment	331
Foreign currency translation adjustments	17
Balance, March 31, 2025	$3,559

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended March 31,
	2025	2024
U.S. state and local agencies (a)	$73,409	$74,992
Commercial	11,019	11,265
U.S. federal agencies	21,484	21,186
International	22,881	29,437
Other	1,313	980
Net sales	$130,106	$137,860

(a) Includes all Distribution sales

	Three Months Ended March 31,
	2025	2024
United States	$107,225	$108,423
International	22,881	29,437
Net sales	$130,106	$137,860

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets are included in accounts receivable, net in the Company’s condensed consolidated balance sheets and totaled $15,300 and $9,550 as of March 31, 2025 and December 31, 2024, respectively.

Contract liabilities are recorded as a component of other liabilities when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $5,924 and $7,470 as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended March 31, 2025 from amounts included in contract liabilities as of December 31, 2024 was $2,107.

Remaining Performance Obligations

As of March 31, 2025, we had $42,481 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of March 31, 2025. We expect to recognize approximately 64% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Finished goods	$36,395	$31,209
Work-in-process	9,904	8,321
Raw materials and supplies	45,487	42,821
Total	$91,786	$82,351

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2025:

	Product	Distribution	Total
Balance, December 31, 2024	$145,541	$2,616	$148,157
Foreign currency translation adjustments	454	—	454
Balance, March 31, 2025	$145,995	$2,616	$148,611

Gross goodwill and accumulated impairment losses were $156,196 and $7,585, respectively, as of March 31, 2025 and $155,742 and $7,585, respectively, as of December 31, 2024.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$105,602	$(70,183)	$35,419	17
Technology	64,744	(16,956)	47,788	13
Tradenames	12,683	(7,177)	5,506	9
Non-compete agreements	1,012	(1,012)	—	-
	$184,041	$(95,328)	$88,713
Indefinite-lived intangibles:
Tradenames	17,171	—	17,171	Indefinite
Total	$201,212	$(95,328)	$105,884

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$105,060	$(69,118)	$35,942	17
Technology	64,600	(15,819)	48,781	13
Tradenames	12,596	(6,941)	5,655	9
Non-compete agreements	996	(996)	—	-
	$183,252	$(92,874)	$90,378
Indefinite-lived intangibles:
Tradenames	17,166	—	17,166	Indefinite
Total	$200,418	$(92,874)	$107,544

Amortization expense for the three months ended March 31, 2025 and 2024 was $2,095 and $2,215, respectively, of which $1,074 and $690 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

The estimated amortization expense for definite-lived intangible assets for the remaining nine months of 2025, the next four years and thereafter is as follows:

Remainder of 2025	$6,329
2026	8,150
2027	7,977
2028	7,977
2029	7,880
Thereafter	50,400
Total	$88,713

6.    DEBT

The Company’s debt is as follows:

	March 31, 2025	December 31, 2024
Short-term debt:
Current portion of term loan	$11,250	$11,250
Current portion of other	130	125
	$11,380	$11,375
Long-term debt:
Revolver	—	—
Term loan	210,938	213,750
Other	259	251
	$211,197	$214,001
Unamortized debt discount and debt issuance costs	(2,063)	(2,171)
Total long-term debt, net	$209,134	$211,830

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining nine months of 2025, the next four years and thereafter:

Remainder of 2025	$8,567
2026	11,380
2027	11,380
2028	11,250
2029	180,000
Total principal payments	$222,577

2024 Credit Agreement

On December 20, 2024 (the “2024 Credit Agreement Closing Date”), the Company refinanced its existing credit facilities and entered into an Amended and Restated Credit Agreement (the “2024 Credit Agreement”), whereby Safariland, LLC, as borrower (the “2024 Borrower”), the Company, and certain domestic subsidiaries of the 2024 Borrower, as guarantors (the “2024 Guarantors”), closed on and received funding under the 2024 Credit Agreement with PNC, as administrative agent, swingline lender, and issuing lender, along with several other lenders (collectively, the “2024 Lenders”). The 2024 Credit Agreement amends and restates the prior credit agreement in its entirety.

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

There were no amounts outstanding under the 2024 Revolving Loan as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were $2,165 in outstanding letters of credit and $172,835 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2025 and December 31, 2024.

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (4.32% as of March 31, 2025). We had the following Swap Agreements as of March 31, 2025:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$82,500	0.812%
May 31, 2023 through July 23, 2026	$45,000	3.905%
February 14, 2025 through December 20, 2029	$38,883	4.080%

During the three months ended March 31, 2025, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	March 31, 2025	December 31, 2024
Other current assets	$2,479	$2,749
Other assets	$616	$1,298
Accrued liabilities	$63	$—
Other liabilities	$707	$—

A cumulative gain, net of tax, of $1,645 and $2,917 is recorded in accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024, respectively.

The amount of loss, net of tax, recognized in other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 was $695 and $1,568, respectively. There was a gain, net of tax, of $577 and $872 reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, approximately $2,318 is expected to be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Foreign Currency Hedge

We entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive loss into earnings in the period the hedged item impacts earnings.

As of March 31, 2025, the Company had outstanding contracts with a total notional amount of $94,313 MXN and recognized a cumulative loss, net of tax, of $55 in accumulated other comprehensive loss.

The Company recognized a loss, net of tax, of $55 and a gain, net of tax, of $92 in other comprehensive (loss) income for the three months ended March 31, 2025 and 2024, respectively. There was a loss, net of tax, of $314 and $22 reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, approximately $55 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of March 31, 2025, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities with few exceptions.

The effective tax rate was 26.6% for the three months ended March 31, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 22.1% for the three months ended March 31, 2024 and was lower than the statutory rate primarily due to the vesting of stock compensation, partially offset by non-deductible executive compensation.

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

The amount of assets and liabilities related to our operating leases were as follows:

	Balance Sheet Accounts	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease assets	$15,595	$15,454

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$4,721	$4,824
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	10,983	10,733
Total lease liabilities		$15,704	$15,557

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Fixed operating lease costs(1)	$1,420	$1,149
Variable operating lease costs	410	255
Total	$1,830	$1,404

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.52	3.07

Weighted average discount rate:
Operating leases	3.19%	3.14%

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated future minimum lease payments under operating leases for the remaining nine months of 2025, the next four years and thereafter is as follows:

Remainder of 2025	$3,900
2026	4,554
2027	3,474
2028	2,513
2029	1,539
Thereafter	1,145
Total future lease payments	17,125
Less: Amount representing interest	(1,421)
Present value of lease liabilities	$15,704

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$1,476	$1,073

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,940	$1,349

11.     RELATED PARTY TRANSACTIONS

The Company leases some distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $128 and $93 for the three months ended March 31, 2025 and 2024, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2024, the Company paid $1,750 to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

There were no payments made to Kanders & Company, Inc. for the three months ended March 31, 2025.

12.     SEGMENT DATA

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

	Three Months Ended March 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$112,735	$27,862	$(10,491)	$130,106
Cost of goods sold	62,625	21,841	(10,491)	73,975
Gross profit	$50,110	$6,021	$—	$56,131

	Three Months Ended March 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$118,785	$28,191	$(9,116)	$137,860
Cost of goods sold	67,764	21,557	(9,089)	80,232
Gross profit	$51,021	$6,634	$(27)	$57,628

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

13.     SUBSEQUENT EVENTS

Acquisition

In April 2025, the Company acquired Carr’s Engineering Limited (excluding Chirton Engineering) and Carr's Engineering (US), Inc. (together the “Nuclear Engineering Division”), each a subsidiary of Carr’s Group plc, for approximately $99,750.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the acquired companies will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of the acquired companies will be included in the operations of the Company beginning on the closing date. As of the date of the filing of this Form 10-Q, the initial purchase price allocation has not been prepared as there has not been sufficient time to complete the related activities.

Long-Term Debt

In April 2025, in connection with the acquisition of the Nuclear Engineering Division, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan including such items as interest rate, quarterly amortization payment requirements, and maturity date.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$130,106	$137,860
Net income	$9,248	$6,928
Adjusted EBITDA(1)	$20,497	$24,488
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales decreased by $7.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily as a result of a decrease in explosive ordnance disposal (“EOD”) and armor products, partially offset by increases from recent acquisitions and international crowd control products.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net income increased by $2.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily as a result of the non-recurrence of acquisition related costs incurred in 2024.

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

The following table presents our orders backlog as of the periods indicated:

	March 31, 2025	December 31, 2024
Orders backlog	$151,185	$128,814

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

Orders backlog increased by $22.4 million as of March 31, 2025 compared to December 31, 2024, primarily due to increases of $10.6 million from EOD products, $6.6 million from chemiluminescent products, $2.8 million from duty gear products, and $2.2 million from structural armor products, partially offset by a reduction of $1.4 million from delivery of large international crowd control orders.

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

The following table presents data from our results of operations for the three months ended March 31, 2025 and 2024 (in thousands unless otherwise noted):

	Three Months Ended March 31,
	2025	2024	% Chg
Net sales	$130,106	$137,860	(5.6)%
Cost of goods sold	73,975	80,232	(7.8)%
Gross profit	56,131	57,628	(2.6)%

Operating expenses
Selling, general and administrative	41,753	40,719	2.5%
Restructuring and transaction costs	698	3,087	(77.4)%
Related party expense	128	1,843	(93.1)%
Total operating expenses	42,579	45,649	(6.7)%
Operating income	13,552	11,979	13.1%

Other expense
Interest expense	(2,231)	(1,637)	36.3%
Other income (expense), net	1,287	(1,444)	(189.1)%
Total other expense, net	(944)	(3,081)	(69.4)%

Income before provision for income taxes	12,608	8,898	41.7%
Provision for income taxes	(3,360)	(1,970)	70.6%

Net income	$9,248	$6,928	33.5%

The following tables present segment data for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$112,735	$27,862	$(10,491)	$130,106
Cost of goods sold	62,625	21,841	(10,491)	73,975
Gross profit	$50,110	$6,021	$—	$56,131

	Three Months Ended March 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$118,785	$28,191	$(9,116)	$137,860
Cost of goods sold	67,764	21,557	(9,089)	80,232
Gross profit	$51,021	$6,634	$(27)	$57,628

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Three months Ended March 31, 2025 to Three months Ended March 31, 2024

Net sales. Product segment net sales decreased by $6.1 million, or 5.1%, from $118.8 million to $112.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreases of $8.7 million from EOD products and $7.2 million from armor products, both from large orders delivered in 2024, partially offset by increases of $9.1 million from recent acquisitions and $1.4 million from international crowd control products. Distribution segment net sales decreased by $0.3 million, or 1.2%, from $28.2 million to $27.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreased demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $10.5 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold decreased by $5.2 million, or 7.6%, from $67.8 million to $62.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreased volumes and the absence of inventory step-up amortization, partially offset by increased costs to manufacture product. Product segment gross profit as a percentage of net sales increased by 150 basis points to 44.4% for the three months ended March 31, 2025 from 43.0% for the three months ended March 31, 2024, mainly driven by favorable mix, favorable pricing net of material inflation and the absence of inventory step-up amortization, partially offset by lower volumes. Distribution segment cost of goods sold increased by $0.2 million, or 1.3%, from $21.6 million to $21.8 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to unfavorable mix. Distribution segment gross profit as a percentage of net sales decreased by 192 basis points to 21.6% for the three months ended March 31, 2025 from 23.5% for the three months ended March 31, 2024, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $10.5 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative. Selling, general and administrative increased by $1.0 million, or 2.5%, for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to recent acquisitions.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $2.4 million for the three months ended March 31, 2025 primarily due to costs incurred in 2024 associated with the ICOR and Alpha Safety acquisitions.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $1.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to a $1.8 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Alpha Safety.

Interest expense. Interest expense increased by $0.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the debt refinancing that occurred in the fourth quarter of 2024.

Other income (expense), net. Other income, net was $1.3 million for the three months ended March 31, 2025 as compared to Other expense, net of $1.4 million for the three months ended March 31, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $3.4 million for the three months ended March 31, 2025 compared to $2.0 million for the three months ended March 31, 2024. The effective tax rate was 26.6% for the three months ended March 31, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 22.1% for the three months ended March 31, 2024 and was lower than the statutory rate primarily due to the vesting of stock compensation, partially offset by non-deductible executive compensation.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$9,248	$6,928
Add back:
Depreciation and amortization	3,856	3,942
Interest expense	2,231	1,637
Provision for income taxes	3,360	1,970
EBITDA	$18,695	$14,477
Add back:
Restructuring and transaction costs(1)	698	4,837
Other (income) expense, net(2)	(1,287)	1,444
Stock-based compensation expense(3)	1,968	2,067
Stock-based compensation payroll tax expense(4)	92	393
LTIP bonus(5)	—	50
Amortization of inventory step-up(6)	—	769
Contingent consideration expense(7)	331	451
Adjusted EBITDA	$20,497	$24,488
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees, and $1.8 million paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2024.
(2)	Reflects the “Other income (expense), net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA decreased by $4.0 million for the three months ended March 31, 2025 as compared to 2024, primarily due to lower sales volume partially offset by favorable pricing net of material inflation, favorable mix, and the absence of inventory step-up amortization.

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

For the three months ended March 31, 2025, net cash provided by operating activities totaled $17.4 million and as of March 31, 2025, cash and cash equivalents totaled $133.4 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of March 31, 2025 and December 31, 2024, we had $220.5 million and $223.2 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors. As of May 2, 2025, there were no amounts outstanding under the Revolving Loan.

The foregoing description of the 2024 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2024, and is incorporated herein by reference as though fully set forth herein.

There were no amounts outstanding under the 2024 Revolving Loan as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were $2.2 million in outstanding letters of credit and $172.8 million of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2025 and December 31, 2024.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of May 2, 2025, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$17,391	$2,137
Net cash used in investing activities	(1,309)	(142,636)
Net cash (used in) provided by financing activities	(7,812)	139,786
Effects of foreign exchange rates on cash and cash equivalents	228	74
Change in cash and cash equivalents	8,498	(639)
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$133,431	$87,052

Net cash provided by operating activities

During the three months ended March 31, 2025, net cash provided by operating activities of $17.4 million resulted primarily from net income of $9.2 million, a $3.9 million add-back to net income for depreciation and amortization, a $2.0 million add-back to net income for stock-based compensation, and a net add-back to net income of $1.6 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $10.6 million and an increase in inventories of $9.1 million.

During the three months ended March 31, 2024, net cash provided by operating activities of $2.1 million resulted primarily from net income of $6.9 million, a $3.9 million add back to net income for depreciation and amortization, a $2.1 million add-back to net income for stock-based compensation and a net deduction to net income of $15.2 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $21.7 million, a decrease in accounts receivable of $2.7 million and a decrease in prepaid expenses and other assets of $2.0 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the three months ended March 31, 2025, we used $1.3 million of cash in investing activities for the purchase of property and equipment.

During the three months ended March 31, 2024, we used $142.6 million of cash in investing activities, primarily consisting of $141.3 million for the acquisition of ICOR and Alpha Safety.

Net cash (used in) provided by financing activities

During the three months ended March 31, 2025, we used $7.8 million of cash in financing activities, consisting of principal payments on term loans of $2.8 million, taxes paid in connection with employee stock transactions of $1.1 million and dividends distributed of $3.9 million.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of March 31, 2025.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of March 31, 2025, we had $222.2 million in outstanding floating rate debt, which bears interest at one-month SOFR (4.32% as of March 31, 2025) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of March 31, 2025, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $2.2 million on the principal amount of debt and a $0.6 million change in interest expense when including the effect of our Swap Agreements.

As of March 31, 2025, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$82,500	0.812%
May 31, 2023 through July 23, 2026	$45,000	3.905%
February 14, 2025 through December 20, 2029	$38,883	4.080%

During the three months ended March 31, 2025, there were no interest rate swap agreements that expired.

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

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive loss into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.9 million for the three months ended March 31, 2025. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three months ended March 31, 2025, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.5 million for the three months ended March 31, 2025, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2025 were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 5. OTHER INFORMATION

On March 13, 2025, Warren B. Kanders, the Company’s Chief Executive Officer and Chairman of the Board of Directors, terminated a stock trading plan that had been adopted on December 22, 2024, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the trading plan provided for the potential sale of up to 1,000,000 shares of the Company’s common stock, and was scheduled to expire September 30, 2025. No shares were sold under the plan prior to its termination, and no further transactions will occur pursuant to the terminated plan.

During the three months ended March 31, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Share Purchase Agreement, by and among Cadre Holdings, Inc., Zircaloy Holdings, LLC and Carr’s Group Plc, dated January 15, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 21, 2025).

10.1

Employment Agreement, dated as of January 24, 2025, between Cadre Holdings, Inc. and Brad Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2025).

10.2

Employment Agreement, dated as of January 24, 2025, between Cadre Holdings, Inc. and Blaine Browers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2025).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRE HOLDINGS, INC.
Date: May 6, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)