Form 10-Q
period 2025-06-30
Cadre Holdings, Inc.
filed 2025-08-05
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 1, 2025, there were 40,663,844 shares of common stock, par value $0.0001, outstanding.

INDEX

CADRE HOLDINGS, INC.

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Cadre”, “we,” “us,” and “our,” refer to the consolidated business of Cadre Holdings, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incidental to its business.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$137,469	$124,933
Accounts receivable, net of allowance for doubtful accounts of $905 and $876, respectively	108,127	93,523
Inventories	109,604	82,351
Prepaid expenses	11,836	19,027
Other current assets	13,980	7,737
Total current assets	381,016	327,571
Property and equipment, net of accumulated depreciation and amortization of $58,658 and $54,384, respectively	81,909	45,243
Operating lease assets	21,314	15,454
Deferred tax assets, net	4,917	4,552
Intangible assets, net	126,411	107,544
Goodwill	174,462	148,157
Other assets	4,408	4,192
Total assets	$794,437	$652,713

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$32,004	$29,644
Accrued liabilities	56,531	46,413
Income tax payable	1,268	6,693
Current portion of long-term debt	16,265	11,375
Total current liabilities	106,068	94,125
Long-term debt	298,885	211,830
Long-term operating lease liabilities	15,645	10,733
Deferred tax liabilities	30,306	18,758
Other liabilities	11,073	5,752
Total liabilities	461,977	341,198

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,663,844 and 40,607,988 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	4	4
Additional paid-in capital	310,099	306,821
Accumulated other comprehensive income (loss)	2,540	(1,389)
Accumulated earnings	19,817	6,079
Total shareholders’ equity	332,460	311,515
Total liabilities, mezzanine equity and shareholders' equity	$794,437	$652,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$157,109	$144,309	$287,215	$282,169
Cost of goods sold	92,860	85,659	166,835	165,891
Gross profit	64,249	58,650	120,380	116,278
Operating expenses
Selling, general and administrative	45,129	38,577	86,882	79,296
Restructuring and transaction costs	3,326	19	4,024	3,106
Related party expense	1,109	101	1,237	1,944
Total operating expenses	49,564	38,697	92,143	84,346
Operating income	14,685	19,953	28,237	31,932
Other expense
Interest expense	(3,590)	(2,003)	(5,821)	(3,640)
Other income (expense), net	6,114	(336)	7,401	(1,780)
Total other expense, net	2,524	(2,339)	1,580	(5,420)
Income before provision for income taxes	17,209	17,614	29,817	26,512
Provision for income taxes	(4,998)	(5,047)	(8,358)	(7,017)
Net income	$12,211	$12,567	$21,459	$19,495

Net income per share:
Basic	$0.30	$0.31	$0.53	$0.50
Diluted	$0.30	$0.31	$0.52	$0.49
Weighted average shares outstanding:
Basic	40,661,955	40,606,825	40,640,433	39,276,700
Diluted	40,941,790	40,855,185	40,960,025	39,701,754

Net income	$12,211	$12,567	$21,459	$19,495
Other comprehensive income:
Unrealized holding (losses) gains on derivative instruments, net of tax(1)	(87)	169	(837)	1,829
Reclassification adjustments for gains included in net income, net of tax(2)	(597)	(834)	(860)	(1,728)
Total unrealized (loss) gain on derivative instruments, net of tax	(684)	(665)	(1,697)	101
Foreign currency translation adjustments, net of tax(3)	4,759	(97)	5,626	(509)
Other comprehensive income (loss)	4,075	(762)	3,929	(408)
Comprehensive income, net of tax	$16,286	$11,805	$25,388	$19,087

(1) Net of income tax of $30 and $64 for the three months ended June 30, 2025 and 2024, respectively, and $280 and $610 for the six months ended June 30, 2025 and 2024, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in Interest expense above. Amounts are net of income tax of $342 and $294 for the three months ended June 30, 2025 and 2024, respectively, and $532 and $578 for the six months ended June 30, 2025 and 2024, respectively.

(3) Net of income tax of $356 and $27 for the three months ended June 30, 2025 and 2024, respectively, and $475 and $126 for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$21,459	$19,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,532	8,562
Amortization of original issue discount and debt issue costs	829	502
Amortization of inventory step-up	356	2,310
Deferred income taxes	266	(1,915)
Stock-based compensation	4,393	4,151
Remeasurement of contingent consideration	857	509
Provision for losses on accounts receivable	40	769
Unrealized foreign exchange transaction (gain) loss	(3,492)	971
Other loss	152	251
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	10,365	(3,387)
Inventories	(11,304)	2,355
Prepaid expenses and other assets	3,375	705
Accounts payable and other liabilities	(15,849)	(21,998)
Net cash provided by operating activities	19,979	13,280
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,733)	(3,365)
Proceeds from disposition of property and equipment	6	49
Business acquisitions, net of cash acquired	(89,590)	(141,813)
Net cash used in investing activities	(92,317)	(145,129)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	5,500
Principal payments on revolving credit facilities	—	(5,500)
Proceeds from term loans	97,500	80,000
Principal payments on term loans	(5,689)	(6,065)
Principal payments on insurance premium financing	—	(2,187)
Payments for debt issuance costs	—	(844)
Taxes paid in connection with employee stock transactions	(1,185)	(5,311)
Proceeds from secondary offering, net of underwriter discounts	—	91,776
Deferred offering costs	—	(683)
Dividends distributed	(7,721)	(6,842)
Other	38	37
Net cash provided by financing activities	82,943	149,881
Effect of foreign exchange rates on cash and cash equivalents	1,931	180
Change in cash and cash equivalents	12,536	18,212
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$137,469	$105,903
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$16,937	$21,605
Cash paid for interest	$8,202	$6,458
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$259	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515
Net income	—	—	—	—	9,248	9,248
Dividends declared ($0.095 per share)	—	—	—	—	(3,859)	(3,859)
Stock-based compensation	—	—	1,968	—	—	1,968
Common stock issued under employee compensation plans	86,006	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(34,409)	—	(1,164)	—	—	(1,164)
Foreign currency translation adjustments	—	—	—	867	—	867
Change in fair value of derivative instruments	—	—	—	(1,013)	—	(1,013)
Balance, March 31, 2025	40,659,585	$4	$307,625	$(1,535)	$11,468	$317,562
Net income	—	—	—	—	12,211	12,211
Dividends declared ($0.095 per share)	—	—	—	—	(3,862)	(3,862)
Stock-based compensation	—	—	2,425	—	—	2,425
Common stock issued under employee compensation plans	2,000	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(710)	—	(21)	—	—	(21)
Exercise of stock options	2,969	—	70	—	—	70
Foreign currency translation adjustments	—	—	—	4,759	—	4,759
Change in fair value of derivative instruments	—	—	—	(684)	—	(684)
Balance, June 30, 2025	40,663,844	$4	$310,099	$2,540	$19,817	$332,460

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701
Net income	—	—	—	—	12,567	12,567
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	545,719	—	18,280	—	—	18,280
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,110	—	—	2,110
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Change in fair value of derivative instruments	—	—	—	(665)	—	(665)
Balance, June 30, 2024	40,607,988	$4	$302,603	$226	$(3,453)	$299,380

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

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP" or “U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of the Company, its wholly owned subsidiaries, and other entities consolidated as required by GAAP. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s most recently completed annual consolidated financial statements. All adjustments considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$107,556	$107,556	$—	$—	$110,671	$110,671	$—	$—
Derivative instruments (Note 7)	$2,831	$—	$2,831	$—	$4,465	$—	$4,465	$—

Liabilities:
Derivative instruments (Note 7)	$1,517	$—	$1,517	$—	$—	$—	$—	$—
Contingent consideration (Note 2)	$4,249	$—	$—	$4,249	$3,211	$—	$—	$3,211

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2025 and 2024.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of June 30, 2025 and December 31, 2024.

Revenue Recognition

The Company derives revenue primarily from the sale of physical products. The Company recognizes such revenue at point-in-time when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer but could be delayed until the receipt of customer acceptance, depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery for point-of-sale transactions.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Company enters into contractual arrangements primarily with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms.

The Company has certain long-term contracts that contain performance obligations that are satisfied over time. The Company invoices the customer once the billing milestone is reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning accrued warranty expense	$1,694	$1,551	$1,760	$1,610
Current period claims	(10)	2	(84)	(114)
Provision for current period sales	49	61	57	118
Ending accrued warranty expense	$1,733	$1,614	$1,733	$1,614

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

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$12,211	$12,567	$21,459	$19,495

Weighted average shares outstanding - basic	40,661,955	40,606,825	40,640,433	39,276,700
Effect of dilutive securities:
Stock-based awards	279,835	248,360	319,592	425,054
Weighted average shares outstanding - diluted	40,941,790	40,855,185	40,960,025	39,701,754
Net income per share:
Basic	$0.30	$0.31	$0.53	$0.50
Diluted	$0.30	$0.31	$0.52	$0.49

For the three months ended June 30, 2025 and 2024, equity awards of 840,215 and 355,474 respectively, and for the six months ended June 30, 2025 and 2024, equity awards of 709,694 and 328,474, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements are able to be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2.    ACQUISITIONS

Zircaloy Acquisition

On April 22, 2025, the Company completed the acquisition of Carr’s Engineering Limited (excluding Chirton Engineering) and Carr's Engineering (US), Inc. (collectively “Zircaloy”), each a subsidiary of Carr’s Group plc.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Zircaloy were $4,520 (including $1,000 paid to a related party as discussed in Note 11), which was incurred and recognized during the six months ended June 30, 2025.

Total consideration, net of cash acquired, was $89,590 for 100% of the equity interests in Zircaloy. The total consideration was as follows:

Cash paid	$98,895
Less: cash acquired	(9,305)
Total consideration, net	$89,590

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Zircaloy acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Zircaloy acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$89,590

Accounts receivable	$24,099
Inventories	14,482
Prepaid expenses and other current assets	4,444
Property and equipment	36,007
Operating lease assets	5,146
Intangible assets	20,900
Goodwill	23,803
Total assets acquired	128,881
Accounts payable	3,028
Accrued liabilities	17,347
Long-term operating lease liabilities	4,564
Deferred tax liabilities	11,737
Other liabilities	2,615
Total liabilities assumed	39,291
Net assets acquired	$89,590

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to Zircaloy’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$7,500	17
Technology	7,400	13
Trademarks	6,000	13
Total	$20,900

The full amount of goodwill is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Zircaloy prior to the acquisition. Zircaloy revenue is included in the Product segment from the date of acquisition and amounted to $13,434 for the period ended June 30, 2025. It is not practical to determine the amount of earnings related to Zircaloy from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

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

As the contingent consideration liability, which is recorded in other liabilities in the condensed consolidated balance sheets, is remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made could result in a significantly lower or higher fair value measurement. Our determination of fair value of the contingent consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the changes in the contingent consideration liability for the three and six months ended June 30, 2025:

Balance, December 31, 2024	$3,211
Fair value adjustment	331
Foreign currency translation adjustments	17
Balance, March 31, 2025	$3,559
Fair value adjustment	526
Foreign currency translation adjustments	164
Balance, June 30, 2025	$4,249

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to Alpha Safety’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$17,900	20
Technology	35,200	15
Trademarks	4,700	10
Total	$57,800

The full amount of goodwill of $49,133 is expected to be non-deductible for tax purposes.

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. state and local agencies (a)	$77,600	$72,811	$151,009	$147,803
Commercial	11,887	11,911	22,906	23,176
U.S. federal agencies	29,022	20,688	50,506	41,874
International	36,859	35,189	59,740	64,626
Other	1,741	3,710	3,054	4,690
Net sales	$157,109	$144,309	$287,215	$282,169

(a) Includes all Distribution sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$120,250	$109,120	$227,475	$217,543
International	36,859	35,189	59,740	64,626
Net sales	$157,109	$144,309	$287,215	$282,169

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets are included in accounts receivable, net in the Company’s condensed consolidated balance sheets and totaled $28,931 and $9,550 as of June 30, 2025 and December 31, 2024, respectively.

Contract liabilities are recorded as a component of other liabilities when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $9,884 and $7,470 as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three and six months ended June 30, 2025 from amounts included in contract liabilities as of December 31, 2024 was $1,269 and $3,376, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Remaining Performance Obligations

As of June 30, 2025, we had $70,916 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of June 30, 2025. We expect to recognize approximately 46% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Finished goods	$40,054	$31,209
Work-in-process	16,684	8,321
Raw materials and supplies	52,866	42,821
Total	$109,604	$82,351

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and six months ended June 30, 2025:

	Product	Distribution	Total
Balance, December 31, 2024	$145,541	$2,616	$148,157
Foreign currency translation adjustments	454	—	454
Balance, March 31, 2025	$145,995	$2,616	$148,611
Zircaloy acquisition	23,803	—	23,803
Foreign currency translation adjustments	2,048	—	2,048
Balance, June 30, 2025	$171,846	$2,616	$174,462

Gross goodwill and accumulated impairment losses were $182,047 and $7,585, respectively, as of June 30, 2025 and $155,742 and $7,585, respectively, as of December 31, 2024.

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

Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$114,684	$(71,711)	$42,973	17
Technology	73,119	(18,357)	54,762	13
Tradenames	19,063	(7,597)	11,466	12
Non-compete agreements	1,048	(1,048)	—	-
	$207,914	$(98,713)	$109,201
Indefinite-lived intangibles:
Tradenames	17,210	—	17,210	Indefinite
Total	$225,124	$(98,713)	$126,411

	December 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$105,060	$(69,118)	$35,942	17
Technology	64,600	(15,819)	48,781	13
Tradenames	12,596	(6,941)	5,655	9
Non-compete agreements	996	(996)	—	-
	$183,252	$(92,874)	$90,378
Indefinite-lived intangibles:
Tradenames	17,166	—	17,166	Indefinite
Total	$200,418	$(92,874)	$107,544

Amortization expense for the three months ended June 30, 2025 and 2024 was $2,431 and $2,829, respectively, of which $1,198 and $1,074 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the six months ended June 30, 2025 and 2024 was $4,526 and $5,044, respectively, of which $2,272 and $1,764 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining six months of 2025, the next four years and thereafter is as follows:

Remainder of 2025	$5,067
2026	9,832
2027	9,649
2028	9,649
2029	9,545
Thereafter	65,459
Total	$109,201

6.    DEBT

The Company’s debt is as follows:

	June 30, 2025	December 31, 2024
Short-term debt:
Current portion of term loan	$16,125	$11,250
Current portion of other	140	125
	$16,265	$11,375
Long-term debt:
Term loan	300,750	213,750
Other	211	251
	$300,961	$214,001
Unamortized debt discount and debt issuance costs	(2,076)	(2,171)
Total long-term debt, net	$298,885	$211,830

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining six months of 2025, the next four years and thereafter:

Remainder of 2025	$8,133
2026	16,265
2027	16,265
2028	16,125
2029	260,438
Total principal payments	$317,226

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

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

There were no amounts outstanding under the 2024 Revolving Loan as of June 30, 2025 and December 31, 2024. As of June 30, 2025, there were $1,994 in outstanding letters of credit and $173,006 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2025 and December 31, 2024.

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (4.33% as of June 30, 2025). We had the following Swap Agreements as of June 30, 2025:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$81,250	0.812%
May 31, 2023 through July 23, 2026	$44,375	3.905%
February 14, 2025 through December 20, 2029	$38,391	4.080%
April 7, 2025 through December 20, 2029	$49,375	3.545%

During the six months ended June 30, 2025, there were no Swap Agreements that expired.

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

It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. We believe our interest rate swap counterparty will be able to fulfill its obligations under our agreements, and we believe we will have debt outstanding through the expiration date of the swap agreements such that the occurrence of future cash flow hedges remains probable.

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	June 30, 2025	December 31, 2024
Other current assets	$2,478	$2,749
Other assets	$110	$1,298
Accrued liabilities	$142	$—
Other liabilities	$1,375	$—

A cumulative gain, net of tax, of $724 and $2,917 is recorded in accumulated other comprehensive income (loss) as of June 30, 2025 and December 31, 2024, respectively.

The Company recognized a loss, net of tax, of $269 and a gain, net of tax, of $504 in other comprehensive income (loss) for the three months ended June 30, 2025 and 2024, respectively. There was a gain, net of tax, of $652 and $856 reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended June 30, 2025 and 2024, respectively.

The amount of loss, net of tax, recognized in other comprehensive income (loss) for the six months ended June 30, 2025 and 2024 was $964 and $2,072, respectively. There was a gain, net of tax, of $1,229 and $1,728 reclassified from accumulated other comprehensive income (loss) into earnings for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, approximately $2,238 is expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

Foreign Currency Hedge

We entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income (loss) and are reclassified from accumulated other comprehensive income (loss) into earnings in the period the hedged item impacts earnings.

As of June 30, 2025, the Company had outstanding contracts with a total notional amount of $51,750 MXN and recognized a cumulative gain, net of tax, of $182 in accumulated other comprehensive income (loss).

The Company recognized a gain, net of tax, of $182 and a loss, net of tax, of $335 in other comprehensive income (loss) for the three months ended June 30, 2025 and 2024, respectively. There was a loss, net of tax, of $55 and $22 reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended June 30, 2025 and 2024, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Company recognized a gain, net of tax, of $127 and a loss, net of tax, of $243 in other comprehensive income (loss) for the six months ended June 30, 2025 and 2024, respectively. There was a loss, net of tax, of $369 reclassified from accumulated other comprehensive income (loss) into earnings for the six months ended June 30, 2025.

As of June 30, 2025, approximately $182 is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months.

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of June 30, 2025, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities with few exceptions.

The effective tax rate was 29.0% and 28.0% for the three and six months ended June 30, 2025, respectively, and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 28.7% and 26.5% for the three and six months ended June 30, 2024, respectively, and was higher than the statutory rate primarily due to non-deductible executive compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

10.     LEASES

The Company has operating leases for certain manufacturing and office space, retail locations, and equipment and finance leases for certain buildings and equipment. Lease assets and liabilities are recognized at the commencement date based on the present value of

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

lease payments over the lease term. The Company has elected the practical expedient and does not recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality.

Our operating leases have remaining contractual terms of up to five years, some of which include options to extend the leases for up to five years. Our finance leases range from 4 to 39 years.

The amount of assets and liabilities related to our leases were as follows:

	Balance Sheet Accounts	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease assets	$21,314	$15,454
Finance lease assets	Property and equipment, net	2,822	—
Total lease assets		$24,136	$15,454

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$5,850	$4,824
Finance lease liabilities	Accrued liabilities	249	—
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	15,645	10,733
Finance lease liabilities	Other liabilities	2,605	—
Total lease liabilities		$24,349	$15,557

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$56	$—	$56	$—
Interest on lease liabilities	38	—	38	—
Fixed operating lease costs(1)	1,651	1,265	3,071	2,414
Variable operating lease costs	605	399	1,015	654
Total lease cost	$2,350	$1,664	$4,180	$3,068

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.7	3.1
Finance leases	27.0	—

Weighted average discount rate:
Operating leases	3.67%	3.14%
Finance leases	5.30%	—

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated future minimum lease payments under leases for the remaining six months of 2025, the next four years and thereafter is as follows:

	Finance Leases	Operating Leases
Remainder of 2025	$249	$4,637
2026	396	5,979
2027	396	4,573
2028	396	3,484
2029	367	2,515
Thereafter	4,439	5,417
Total future lease payments	6,243	26,605
Less: Amount representing interest	(3,389)	(5,110)
Present value of lease liabilities	$2,854	$21,495

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,231	$2,414
Financing cash flows - finance leases	$74	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,500	$—
Finance leases	$2,890	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases some distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $109 and $101 for the three months ended June 30, 2025, respectively, and $237 and $194 for the six months ended June 30, 2025 and 2024, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2025, the Company paid $1,000 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of Zircaloy, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2024, the Company paid $1,750 to Kanders & Company, Inc., a company controlled by Warren B. Kanders, our Chief Executive Officer, for services related to the acquisition of Alpha Safety, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

12.     SEGMENT DATA

Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with the management of the Company.

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

	Three Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,135	$25,508	$(8,534)	$157,109
Cost of goods sold	81,702	19,609	(8,451)	92,860
Gross profit	$58,433	$5,899	$(83)	$64,249

	Three Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$128,433	$25,588	$(9,712)	$144,309
Cost of goods sold	75,621	19,723	(9,685)	85,659
Gross profit	$52,812	$5,865	$(27)	$58,650

	Six Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$252,870	$53,370	$(19,025)	$287,215
Cost of goods sold	144,327	41,450	(18,942)	166,835
Gross profit	$108,543	$11,920	$(83)	$120,380

	Six Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$247,218	$53,779	$(18,828)	$282,169
Cost of goods sold	143,385	41,280	(18,774)	165,891
Gross profit	$103,833	$12,499	$(54)	$116,278

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

In April 2025, the Company acquired Zircaloy for $98.9 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$157,109	$144,309	$287,215	$282,169
Net income	$12,211	$12,567	$21,459	$19,495
Adjusted EBITDA(1)	$26,994	$28,322	$47,491	$52,810
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net sales increased by $12.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily as a result of the Zircaloy acquisition and increased demand for existing nuclear safety products, partially offset by a decrease in explosive ordnance disposal (“EOD”) products.

Net income decreased by $0.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily as a result of increased transaction costs and interest expense, partially offset by gains from foreign currency fluctuations.

Net sales increased by $5.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily as a result of the Zircaloy acquisition and increased demand for duty gear and existing nuclear safety products, partially offset by decreases in EOD and armor products, both a result of large orders delivered in the six months ended June 30, 2024.

Net income increased by $2.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily as a result of gains from foreign currency fluctuations, partially offset by increased payroll expense and associated benefits, interest expense and provision for taxes.

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

The following table presents our orders backlog as of the periods indicated:

	June 30, 2025	December 31, 2024
Orders backlog	$186,268	$128,814

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

Orders backlog increased by $57.5 million as of June 30, 2025 compared to December 31, 2024, primarily due to increases of $56.6 million from the Zircaloy acquisition, $5.9 million from chemiluminescent products and $3.8 million from structural armor products, partially offset by reductions of $6.5 million from existing nuclear safety products and $3.5 million from the delivery of large orders for crowd control products in the six months ended June 30, 2025.

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

The following table presents data from our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands unless otherwise noted):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Chg	2025	2024	% Chg
Net sales	$157,109	$144,309	8.9%	$287,215	$282,169	1.8%
Cost of goods sold	92,860	85,659	8.4%	166,835	165,891	0.6%
Gross profit	64,249	58,650	9.5%	120,380	116,278	3.5%

Operating expenses
Selling, general and administrative	45,129	38,577	17.0%	86,882	79,296	9.6%
Restructuring and transaction costs	3,326	19	17,405.3%	4,024	3,106	29.6%
Related party expense	1,109	101	998.0%	1,237	1,944	(36.4)%
Total operating expenses	49,564	38,697	28.1%	92,143	84,346	9.2%
Operating income	14,685	19,953	(26.4)%	28,237	31,932	(11.6)%

Other expense
Interest expense	(3,590)	(2,003)	79.2%	(5,821)	(3,640)	59.9%
Other income (expense), net	6,114	(336)	(1,919.6)%	7,401	(1,780)	(515.8)%
Total other expense, net	2,524	(2,339)	(207.9)%	1,580	(5,420)	(129.2)%

Income before provision for income taxes	17,209	17,614	(2.3)%	29,817	26,512	12.5%
Provision for income taxes	(4,998)	(5,047)	(1.0)%	(8,358)	(7,017)	19.1%

Net income	$12,211	$12,567	(2.8)%	$21,459	$19,495	10.1%

The following tables present segment data for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,135	$25,508	$(8,534)	$157,109
Cost of goods sold	81,702	19,609	(8,451)	92,860
Gross profit	$58,433	$5,899	$(83)	$64,249

	Three Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$128,433	$25,588	$(9,712)	$144,309
Cost of goods sold	75,621	19,723	(9,685)	85,659
Gross profit	$52,812	$5,865	$(27)	$58,650

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$252,870	$53,370	$(19,025)	$287,215
Cost of goods sold	144,327	41,450	(18,942)	166,835
Gross profit	$108,543	$11,920	$(83)	$120,380

	Six Months Ended June 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$247,218	$53,779	$(18,828)	$282,169
Cost of goods sold	143,385	41,280	(18,774)	165,891
Gross profit	$103,833	$12,499	$(54)	$116,278

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Three months Ended June 30, 2025 to Three months Ended June 30, 2024

Net sales. Product segment net sales increased by $11.7 million, or 9.1%, from $128.4 million to $140.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to increases of $13.4 million from the Zircaloy acquisition and $1.8 million from existing nuclear safety products, partially offset by a decrease of $3.4 million from EOD products. Distribution segment net sales decreased by $0.1 million, or 0.3%, from $25.6 million to $25.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to decreased demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $8.5 million and $9.7 million for the three months ended June 30, 2025 and 2024, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $6.1 million, or 8.0%, from $75.6 million to $81.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the Zircaloy acquisition and increased costs to manufacture products, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales increased by 60 basis points to 41.7% for the three months ended June 30, 2025 from 41.1% for the three months ended June 30, 2024, mainly driven by favorable pricing net of material inflation, a decrease in inventory step-up amortization, and exchange rate favorability. Distribution segment cost of goods sold decreased by $0.1 million, or 0.6%, from $19.7 million to $19.6 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to favorable mix. Distribution segment gross profit as a percentage of net sales increased by 20 basis points to 23.1% for the three months ended June 30, 2025 from 22.9% for the three months ended June 30, 2024, mainly driven by favorable mix. Reconciling items consisting primarily of intercompany eliminations were $8.5 million and $9.7 million for the three months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative. Selling, general and administrative increased by $6.6 million, or 17.0%, for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to the Zircaloy acquisition and increases in payroll expense and associated benefits and contingent consideration expense.

Restructuring and transaction costs. Restructuring and transaction costs increased by $3.3 million for the three months ended June 30, 2025 primarily due to costs incurred for the Zircaloy acquisition.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, increased by $1.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to a $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the Zircaloy acquisition.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense. Interest expense increased by $1.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the debt assumed as part of the Zircaloy acquisition in April 2025.

Other income (expense), net. Other income, net was $7.4 million for the three months ended June 30, 2025 as compared to Other expense, net of $1.8 million for the three months ended June 30, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $5.0 million for the three months ended June 30, 2025 compared to $5.0 million for the three months ended June 30, 2024. The effective tax rate was 29.0% for the three months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 28.7% for the three months ended June 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation.

Comparison of Six months Ended June 30, 2025 to Six months Ended June 30, 2024

Net sales. Product segment net sales increased by $5.7 million, or 2.3%, from $247.2 million to $252.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to increases of $13.4 million from the Zircaloy acquisition, $9.5 million from existing nuclear safety products, $2.4 million from duty gear products, partially offset by decreases of $10.7 million from EOD and $7.8 million from armor products, both a result of large orders delivered in the six months ended June 30, 2024. Distribution segment net sales decreased by $0.4 million, or 0.8%, from $53.8 million to $53.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to decreased demand for hard goods. Reconciling items consisting primarily of intercompany eliminations were $19.0 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $0.9 million, or 0.7%, from $143.4 million to $144.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the Zircaloy acquisition and increased costs to manufacture product, partially offset by lower volumes and a decrease in inventory step-up amortization. Product segment gross profit as a percentage of net sales increased by 92 basis points to 42.9% for the six months ended June 30, 2025 from 42.0% for the six months ended June 30, 2024, mainly driven by favorable pricing net of material inflation, a decrease in inventory step-up amortization and exchange rate favorability, partially offset by labor and overhead inflation. Distribution segment cost of goods sold increased by $0.2 million, or 0.4%, from $41.3 million to $41.5 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to unfavorable mix. Distribution segment gross profit as a percentage of net sales decreased by 91 basis points to 22.3% for the six months ended June 30, 2025 from 23.2% for the six months ended June 30, 2024, mainly driven by unfavorable mix. Reconciling items consisting primarily of intercompany eliminations were $18.9 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative. Selling, general and administrative increased by $7.6 million, or 9.6%, for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to the Zircaloy acquisition, payroll expense and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs increased by $0.9 million for the six months ended June 30, 2025 primarily due to costs incurred for the Zircaloy acquisition.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $0.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to a prior year $1.8 million transaction fee offset by a current year $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisitions of Alpha Safety and Zircaloy, respectively.

Interest expense. Interest expense increased by $2.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the debt assumed as part of the Zircaloy acquisition in April 2025.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Other income (expense), net. Other income, net was $7.4 million for the six months ended June 30, 2025 as compared to Other expense, net of $1.8 million for the six months ended June 30, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $8.4 million for the six months ended June 30, 2025 compared to $7.0 million for the six months ended June 30, 2024. The effective tax rate was 28.0% for the six months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 26.5% for the six months ended June 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$12,211	$12,567	$21,459	$19,495
Add back:
Depreciation and amortization	4,676	4,620	8,532	8,562
Interest expense	3,590	2,003	5,821	3,640
Provision for income taxes	4,998	5,047	8,358	7,017
EBITDA	$25,475	$24,237	$44,170	$38,714
Add back:
Restructuring and transaction costs(1)	4,326	19	5,024	4,856
Other (income) expense, net(2)	(6,114)	336	(7,401)	1,780
Stock-based compensation expense(3)	2,425	2,084	4,393	4,151
Stock-based compensation payroll tax expense(4)	—	48	92	441
LTIP bonus(5)	—	(1)	—	49
Amortization of inventory step-up(6)	356	1,541	356	2,310
Contingent consideration expense(7)	526	58	857	509
Adjusted EBITDA	$26,994	$28,322	$47,491	$52,810
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $1.0 million fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Zircaloy for the three and six months ended June 30, 2025 and a $1.8 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Alpha Safety for the six months ended June 30, 2024, which are included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other income (expense), net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA decreased by $1.3 million for the three months ended June 30, 2025 as compared to 2024, primarily due to increased selling, general and administrative costs partially offset by favorable pricing net of material inflation and favorable exchange rates. Adjusted EBITDA decreased by $5.3 million for the six months ended June 30, 2025 as compared to 2024, primarily due to increased selling, general and administrative costs partially offset by favorable pricing net of material inflation, exchange rate favorability, and continuous improvement projects.

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

For the six months ended June 30, 2025, net cash provided by operating activities totaled $20.0 million and as of June 30, 2025, cash and cash equivalents totaled $137.5 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of June 30, 2025 and December 31, 2024, we had $315.2 million and $223.2 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors. As of August 1, 2025, there were no amounts outstanding under the 2024 Revolving Loan.

The foregoing description of the 2024 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2024, and is incorporated herein by reference as though fully set forth herein.

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

There were no amounts outstanding under the 2024 Revolving Loan as of June 30, 2025 and December 31, 2024. As of June 30, 2025, there were $2.0 million in outstanding letters of credit and $173.0 million of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2025 and December 31, 2024.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of August 1, 2025, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$19,979	$13,280
Net cash used in investing activities	(92,317)	(145,129)
Net cash provided by financing activities	82,943	149,881
Effects of foreign exchange rates on cash and cash equivalents	1,931	180
Change in cash and cash equivalents	12,536	18,212
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$137,469	$105,903

Net cash provided by operating activities

During the six months ended June 30, 2025, net cash provided by operating activities of $20.0 million resulted primarily from net income of $21.5 million, add-backs to net income of a $8.5 million for depreciation and amortization, and $4.4 million for stock-based compensation, primarily offset by deductions to net income of $3.5 million for unrealized foreign currency transaction gains and $13.4 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $10.4 million, an increase in inventories of $11.3 million and a decrease in accounts payable and other liabilities of $15.8 million.

During the six months ended June 30, 2024, net cash provided by operating activities of $13.3 million resulted primarily from net income of $19.5 million, a $8.6 million add-back to net income for depreciation and amortization, a $4.2 million add-back to net income for stock-based compensation and a net deduction to net income of $22.3 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable and other liabilities of $22.0 million, an increase in accounts receivable of $3.4 million and a decrease in inventories of $2.4 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the six months ended June 30, 2025, we used $92.3 million of cash in investing activities, primarily consisting of $89.6 million for the acquisition of Zircaloy.

During the six months ended June 30, 2024, we used $145.1 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety.

Net cash provided by financing activities

During the six months ended June 30, 2025, net cash provided by financing activities of $82.9 million resulted primarily from proceeds from term loans of $97.5 million, partially offset by principal payments on term loans of $5.7 million and dividends distributed of $7.7 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2025 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$32,848	$4,886	$11,344	$6,762	$9,856
Debt(2)	317,226	8,133	32,530	276,563	—
Interest on debt(3)	63,701	7,990	29,665	26,046	—
Total contractual obligations	$413,775	$21,009	$73,539	$309,371	$9,856
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of June 30, 2025; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of June 30, 2025.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of June 30, 2025, we had $316.9 million in outstanding floating rate debt, which bears interest at one-month SOFR (4.33% as of June 30, 2025) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of June 30, 2025, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.2 million on the principal amount of debt and a $1.0 million change in interest expense when including the effect of our Swap Agreements.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

As of June 30, 2025, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$81,250	0.812%
May 31, 2023 through July 23, 2026	$44,375	3.905%
February 14, 2025 through December 20, 2029	$38,391	4.080%
April 7, 2025 through December 20, 2029	$49,375	3.545%

During the six months ended June 30, 2025, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income (loss) and are reclassified from accumulated other comprehensive income (loss) into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2025 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired Zircaloy on April 22, 2025. The Company is currently in the process of integrating the internal controls over financial reporting. Except for the continued integration of Zircaloy, there has been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that occurred during the three months ended June 30, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Cadre Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
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

CADRE HOLDINGS, INC.
Date: August 5, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)