Form 10-Q
period 2025-09-30
Cadre Holdings, Inc.
filed 2025-11-04
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 3, 2025, there were 40,663,844 shares of common stock, par value $0.0001, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$150,875	$124,933
Accounts receivable, net of allowance for doubtful accounts of $826 and $876, respectively	99,426	93,523
Inventories	112,201	82,351
Prepaid expenses	12,474	19,027
Other current assets	11,240	7,737
Total current assets	386,216	327,571
Property and equipment, net of accumulated depreciation and amortization of $60,893 and $54,384, respectively	77,590	45,243
Operating lease assets	21,719	15,454
Deferred tax assets, net	4,857	4,552
Intangible assets, net	117,909	107,544
Goodwill	179,169	148,157
Other assets	4,595	4,192
Total assets	$792,055	$652,713

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$26,997	$29,644
Accrued liabilities	61,363	46,413
Income tax payable	1,418	6,693
Current portion of long-term debt	16,266	11,375
Total current liabilities	106,044	94,125
Long-term debt	294,971	211,830
Long-term operating lease liabilities	16,033	10,733
Deferred tax liabilities	24,110	18,758
Other liabilities	10,523	5,752
Total liabilities	451,681	341,198

Commitments and contingencies (Note 8)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 40,681,668 and 40,607,988 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	4	4
Additional paid-in capital	312,910	306,821
Accumulated other comprehensive income (loss)	565	(1,389)
Accumulated earnings	26,895	6,079
Total shareholders’ equity	340,374	311,515
Total liabilities, mezzanine equity and shareholders' equity	$792,055	$652,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$155,869	$109,408	$443,084	$391,577
Cost of goods sold	89,244	69,392	256,079	235,283
Gross profit	66,625	40,016	187,005	156,294
Operating expenses
Selling, general and administrative	45,627	33,981	132,509	113,277
Restructuring and transaction costs	2,216	515	6,240	3,621
Related party expense	108	94	1,345	2,038
Total operating expenses	47,951	34,590	140,094	118,936
Operating income	18,674	5,426	46,911	37,358
Other expense
Interest expense, net	(3,028)	(1,991)	(8,849)	(5,631)
Other (expense) income, net	(802)	1,555	6,599	(225)
Total other expense, net	(3,830)	(436)	(2,250)	(5,856)
Income before provision for income taxes	14,844	4,990	44,661	31,502
Provision for income taxes	(3,903)	(1,335)	(12,261)	(8,352)
Net income	$10,941	$3,655	$32,400	$23,150

Net income per share:
Basic	$0.27	$0.09	$0.80	$0.58
Diluted	$0.27	$0.09	$0.79	$0.58
Weighted average shares outstanding:
Basic	40,666,861	40,607,988	40,649,339	39,723,702
Diluted	40,977,677	40,949,461	40,964,737	40,118,729

Net income	$10,941	$3,655	$32,400	$23,150
Other comprehensive income:
Unrealized holding gains (losses) on derivative instruments, net of tax(1)	107	(1,509)	(730)	320
Reclassification adjustments for gains included in net income, net of tax(2)	(1,012)	(849)	(1,872)	(2,577)
Total unrealized loss on derivative instruments, net of tax	(905)	(2,358)	(2,602)	(2,257)
Foreign currency translation adjustments, net of tax(3)	(1,070)	1,053	4,556	544
Other comprehensive (loss) income	(1,975)	(1,305)	1,954	(1,713)
Comprehensive income, net of tax	$8,966	$2,350	$34,354	$21,437

(1) Net of income tax of $36 and $504 for the three months ended September 30, 2025 and 2024, respectively, and $244 and $106 for the nine months ended September 30, 2025 and 2024, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in interest expense, net above. Amounts are net of income tax of $177 and $283 for the three months ended September 30, 2025 and 2024, respectively, and $709 and $861 for the nine months ended September 30, 2025 and 2024, respectively.

(3) Net of income tax of $135 and $240 for the three months ended September 30, 2025 and 2024, respectively, and $340 and $114 for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$32,400	$23,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,908	12,325
Amortization of original issue discount and debt issue costs	1,075	787
Amortization of inventory step-up	826	3,851
Deferred income taxes	(4,163)	(11,627)
Stock-based compensation	6,840	6,255
Remeasurement of contingent consideration	1,489	685
(Recoveries from) provision for losses on accounts receivable	(190)	757
Unrealized foreign exchange transaction gain	(2,275)	(788)
Other loss	268	355
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	19,360	162
Inventories	(14,748)	(2,589)
Prepaid expenses and other assets	4,607	(4,161)
Accounts payable and other liabilities	(16,942)	(21,096)
Net cash provided by operating activities	42,455	8,066
Cash Flows From Investing Activities:
Purchase of property and equipment	(3,582)	(4,381)
Proceeds from disposition of property and equipment	6	74
Business acquisitions, net of cash acquired	(89,590)	(141,813)
Net cash used in investing activities	(93,166)	(146,120)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	5,500
Principal payments on revolving credit facilities	—	(5,500)
Proceeds from term loans	97,500	80,000
Principal payments on term loans	(9,723)	(9,562)
Principal payments on insurance premium financing	—	(2,187)
Payments for debt issuance costs	—	(844)
Taxes paid in connection with employee stock transactions	(1,185)	(5,311)
Proceeds from secondary offering, net of underwriter discounts	—	91,776
Deferred offering costs	—	(683)
Dividends distributed	(11,584)	(10,395)
Other	344	37
Net cash provided by financing activities	75,352	142,831
Effect of foreign exchange rates on cash and cash equivalents	1,301	521
Change in cash and cash equivalents	25,942	5,298
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$150,875	$92,989
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$22,545	$22,761
Cash paid for interest	$13,075	$10,523
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$16	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515
Net income	—	—	—	—	9,248	9,248
Dividends declared ($0.095 per share)	—	—	—	—	(3,859)	(3,859)
Stock-based compensation	—	—	1,968	—	—	1,968
Common stock issued under employee compensation plans	86,006	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(34,409)	—	(1,164)	—	—	(1,164)
Foreign currency translation adjustments	—	—	—	867	—	867
Change in fair value of derivative instruments	—	—	—	(1,013)	—	(1,013)
Balance, March 31, 2025	40,659,585	$4	$307,625	$(1,535)	$11,468	$317,562
Net income	—	—	—	—	12,211	12,211
Dividends declared ($0.095 per share)	—	—	—	—	(3,862)	(3,862)
Stock-based compensation	—	—	2,425	—	—	2,425
Common stock issued under employee compensation plans	2,000	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(710)	—	(21)	—	—	(21)
Exercise of stock options	2,969	—	70	—	—	70
Foreign currency translation adjustments	—	—	—	4,759	—	4,759
Change in fair value of derivative instruments	—	—	—	(684)	—	(684)
Balance, June 30, 2025	40,663,844	$4	$310,099	$2,540	$19,817	$332,460
Net income	—	—	—	—	10,941	10,941
Dividends declared ($0.095 per share)	—	—	—	—	(3,863)	(3,863)
Stock-based compensation	—	—	2,447	—	—	2,447
Exercise of stock options	17,824	—	364	—	—	364
Foreign currency translation adjustments	—	—	—	(1,070)	—	(1,070)
Change in fair value of derivative instruments	—	—	—	(905)	—	(905)
Balance, September 30, 2025	40,681,668	$4	$312,910	$565	$26,895	$340,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	6,928	6,928
Dividends declared ($0.0875 per share)	—	—	—	—	(3,289)	(3,289)
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,200,000	—	72,813	—	—	72,813
Stock-based compensation	—	—	2,044	—	—	2,044
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Change in fair value of derivative instruments	—	—	—	766	—	766
Balance, March 31, 2024	40,060,444	$4	$282,176	$988	$(12,467)	$270,701
Net income	—	—	—	—	12,567	12,567
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	545,719	—	18,280	—	—	18,280
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,110	—	—	2,110
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Change in fair value of derivative instruments	—	—	—	(665)	—	(665)
Balance, June 30, 2024	40,607,988	$4	$302,603	$226	$(3,453)	$299,380
Net income	—	—	—	—	3,655	3,655
Dividends declared ($0.0875 per share)	—	—	—	—	(3,553)	(3,553)
Stock-based compensation	—	—	2,104	—	—	2,104
Foreign currency translation adjustments	—	—	—	1,053	—	1,053
Change in fair value of derivative instruments	—	—	—	(2,358)	—	(2,358)
Balance, September 30, 2024	40,607,988	$4	$304,707	$(1,079)	$(3,351)	$300,281

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

The Company’s financial instruments consist principally of cash and cash equivalents (which consist of money market funds), accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, income taxes payable and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and income taxes payable approximate their current fair value due to the relatively short-term nature of these accounts.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$114,030	$114,030	$—	$—	$110,671	$110,671	$—	$—
Derivative instruments (Note 7)	$2,202	$—	$2,202	$—	$4,465	$—	$4,465	$—

Liabilities:
Derivative instruments (Note 7)	$2,120	$—	$2,120	$—	$—	$—	$—	$—
Contingent consideration (Note 2)	$4,804	$—	$—	$4,804	$3,211	$—	$—	$3,211

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2025 and 2024.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of September 30, 2025 and December 31, 2024.

Revenue Recognition

The Company derives revenue primarily from the sale of physical products. The Company recognizes such revenue at point-in-time when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer. Sales are made on normal and customary short-term credit terms or upon delivery for point-of-sale transactions.

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

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning accrued warranty expense	$1,733	$1,614	$1,760	$1,610
Current period recoveries (claims)	79	(232)	(5)	(346)
Provision for current period sales	257	334	314	452
Ending accrued warranty expense	$2,069	$1,716	$2,069	$1,716

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

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$10,941	$3,655	$32,400	$23,150

Weighted average shares outstanding - basic	40,666,861	40,607,988	40,649,339	39,723,702
Effect of dilutive securities:
Stock-based awards	310,817	341,473	315,398	395,027
Weighted average shares outstanding - diluted	40,977,677	40,949,461	40,964,737	40,118,729
Net income per share:
Basic	$0.27	$0.09	$0.80	$0.58
Diluted	$0.27	$0.09	$0.79	$0.58

For the three months ended September 30, 2025 and 2024, equity awards of 709,694 and 328,474 respectively, and for the nine months ended September 30, 2025 and 2024, equity awards of 709,694 and 328,474, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Zircaloy were $4,520 (including $1,000 paid to a related party as discussed in Note 11), which were incurred and recognized during the nine months ended September 30, 2025.

Total consideration, net of cash acquired, was $89,590 for 100% of the equity interests in Zircaloy. The total consideration was as follows:

Cash paid	$98,895
Less: cash acquired	(9,305)
Total consideration, net	$89,590

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have increased goodwill by $5,300 for changes in assumptions used to fair value intangible assets, property, plant and equipment and deferred tax liabilities. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Zircaloy acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Zircaloy acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$89,590

Accounts receivable	$24,099
Inventories	14,482
Prepaid expenses and other current assets	4,444
Property and equipment	34,305
Operating lease assets	5,146
Intangible assets	15,400
Goodwill	29,103
Total assets acquired	126,979
Accounts payable	3,028
Accrued liabilities	17,347
Long-term operating lease liabilities	4,564
Deferred tax liabilities	9,835
Other liabilities	2,615
Total liabilities assumed	37,389
Net assets acquired	$89,590

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to Zircaloy’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$6,000	17
Technology	4,200	13
Trademarks	5,200	13
Total	$15,400

The full amount of goodwill is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Zircaloy prior to the acquisition. Zircaloy revenue is included in the Product segment from the date of acquisition and amounted to $31,513 for the period ended September 30, 2025. It is not practical to determine the amount of earnings related to Zircaloy from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the changes in the contingent consideration liability for the three and nine months ended September 30, 2025:

Balance, December 31, 2024	$3,211
Fair value adjustment	331
Foreign currency translation adjustments	17
Balance, March 31, 2025	$3,559
Fair value adjustment	526
Foreign currency translation adjustments	164
Balance, June 30, 2025	$4,249
Fair value adjustment	632
Foreign currency translation adjustments	(77)
Balance, September 30, 2025	$4,804

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. state and local agencies (a)	$76,399	$56,678	$227,408	$204,481
Commercial	12,285	7,209	35,191	30,385
U.S. federal agencies	23,918	20,737	74,424	62,611
International	40,549	19,065	100,289	83,691
Other	2,718	5,719	5,772	10,409
Net sales	$155,869	$109,408	$443,084	$391,577

(a) Includes all Distribution sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$115,320	$90,343	$342,795	$307,886
International	40,549	19,065	100,289	83,691
Net sales	$155,869	$109,408	$443,084	$391,577

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets are included in accounts receivable, net in the Company’s condensed consolidated balance sheets and totaled $23,416 and $9,550 as of September 30, 2025 and December 31, 2024, respectively.

Contract liabilities are recorded as a component of other liabilities when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets and totaled $10,168 and $7,470 as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three and nine months ended September 30, 2025 from amounts included in contract liabilities as of December 31, 2024 was $2,513 and $5,889, respectively.

Remaining Performance Obligations

As of September 30, 2025, we had $69,945 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2025. We expect to recognize approximately 51% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Finished goods	$38,283	$31,209
Work-in-process	16,718	8,321
Raw materials and supplies	57,200	42,821
Total	$112,201	$82,351

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and nine months ended September 30, 2025:

	Product	Distribution	Total
Balance, December 31, 2024	$145,541	$2,616	$148,157
Foreign currency translation adjustments	454	—	454
Balance, March 31, 2025	$145,995	$2,616	$148,611
Zircaloy acquisition	23,803	—	23,803
Foreign currency translation adjustments	2,048	—	2,048
Balance, June 30, 2025	$171,846	$2,616	$174,462
Measurement period adjustments	5,300	—	5,300
Foreign currency translation adjustments	(593)	—	(593)
Balance, September 30, 2025	$176,553	$2,616	$179,169

Gross goodwill and accumulated impairment losses were $186,754 and $7,585, respectively, as of September 30, 2025 and $155,742 and $7,585, respectively, as of December 31, 2024.

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

Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$112,956	$(72,575)	$40,381	17
Technology	69,532	(19,495)	50,037	13
Tradenames	18,114	(7,818)	10,296	12
Non-compete agreements	1,035	(1,035)	—	-
	$201,637	$(100,923)	$100,714
Indefinite-lived intangibles:
Tradenames	17,195	—	17,195	Indefinite
Total	$218,832	$(100,923)	$117,909

	December 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$105,060	$(69,118)	$35,942	17
Technology	64,600	(15,819)	48,781	13
Tradenames	12,596	(6,941)	5,655	9
Non-compete agreements	996	(996)	—	-
	$183,252	$(92,874)	$90,378
Indefinite-lived intangibles:
Tradenames	17,166	—	17,166	Indefinite
Total	$200,418	$(92,874)	$107,544

Amortization expense for the three months ended September 30, 2025 and 2024 was $2,574 and $1,968, respectively, of which $1,234 and $1,073 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the nine months ended September 30, 2025 and 2024 was $7,100 and $7,012, respectively, of which $3,506 and $2,837 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining three months of 2025, the next four years and thereafter is as follows:

Remainder of 2025	$2,419
2026	9,380
2027	9,200
2028	9,200
2029	9,098
Thereafter	61,417
Total	$100,714

6.    DEBT

The Company’s debt is as follows:

	September 30, 2025	December 31, 2024
Short-term debt:
Current portion of term loan	$16,125	$11,250
Current portion of other	141	125
	$16,266	$11,375
Long-term debt:
Term loan	296,719	213,750
Other	211	251
	$296,930	$214,001
Unamortized debt discount and debt issuance costs	(1,959)	(2,171)
Total long-term debt, net	$294,971	$211,830

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs, for the remaining three months of 2025, the next four years and thereafter:

Remainder of 2025	$4,101
2026	16,266
2027	16,266
2028	16,125
2029	260,438
Total principal payments	$313,196

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the 2024 Borrower and the Guarantors.

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

There were no amounts outstanding under the 2024 Revolving Loan as of September 30, 2025 and December 31, 2024. As of September 30, 2025, there were $1,958 in outstanding letters of credit and $173,042 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2025 and December 31, 2024.

7.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (4.16% as of September 30, 2025). We had the following Swap Agreements as of September 30, 2025:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$80,000	0.812%
May 31, 2023 through July 23, 2026	$43,750	3.905%
February 14, 2025 through December 20, 2029	$37,898	4.080%
April 7, 2025 through December 20, 2029	$48,750	3.545%
July 31, 2025 through December 20, 2029	$98,750	3.449%

During the nine months ended September 30, 2025, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	September 30, 2025	December 31, 2024
Other current assets	$1,951	$2,749
Other assets	$—	$1,298
Accrued liabilities	$266	$—
Other liabilities	$1,854	$—

A cumulative loss, net of tax, of $187 and a cumulative gain, net of tax, of $2,917 is recorded in accumulated other comprehensive income (loss) as of September 30, 2025 and December 31, 2024, respectively.

The Company recognized a loss, net of tax, of $139 and $1,415 in other comprehensive (loss) income for the three months ended September 30, 2025 and 2024, respectively. There was a gain, net of tax, of $772 and $849 reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended September 30, 2025 and 2024, respectively.

The Company recognized a loss, net of tax, of $1,103 and a gain, net of tax, of $658 in other comprehensive (loss) income for the nine months ended September 30, 2025 and 2024, respectively. There was a gain, net of tax, of $2,001 and $2,577 reclassified from accumulated other comprehensive income (loss) into earnings for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, approximately $1,602 is expected to be reclassified from accumulated other comprehensive income (loss) into interest expense, net over the next 12 months.

Foreign Currency Hedge

We entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive income (loss) into earnings in the period the hedged item impacts earnings.

As of September 30, 2025, the Company had outstanding contracts with a total notional amount of $116,438 MXN and recognized a cumulative gain, net of tax, of $188 in accumulated other comprehensive income (loss).

The Company recognized a gain, net of tax, of $246 and a loss, net of tax, of $95 in other comprehensive (loss) income for the three months ended September 30, 2025 and 2024, respectively. There was a gain, net of tax, of $240 reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended September 30, 2025.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The Company recognized a gain, net of tax, of $373 and a loss, net of tax, of $338 in other comprehensive (loss) income for the nine months ended September 30, 2025 and 2024, respectively. There was a loss, net of tax, of $129 reclassified from accumulated other comprehensive income (loss) into earnings for the nine months ended September 30, 2025.

As of September 30, 2025, approximately $188 is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months.

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

9.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of September 30, 2025, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities with few exceptions.

The effective tax rate was 26.3% and 27.5% for the three and nine months ended September 30, 2025, respectively, and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by a decrease in the reserve for uncertain tax positions during the three months ended September 30, 2025. The effective tax rate was 26.8% and 26.5% for the three and nine months ended September 30, 2024, respectively, and was higher than the statutory rate primarily due to non-deductible executive compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed the impact on our consolidated financial statements and determined it to not be material.

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

The amount of assets and liabilities related to our leases were as follows:

	Balance Sheet Accounts	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease assets	$21,719	$15,454
Finance lease assets	Property and equipment, net	2,717	—
Total lease assets		$24,436	$15,454

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$5,872	$4,824
Finance lease liabilities	Accrued liabilities	252	—
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	16,033	10,733
Finance lease liabilities	Other liabilities	2,514	—
Total lease liabilities		$24,671	$15,557

The components of lease expense are recorded to cost of sales and selling, general and administration expenses in the condensed consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$56	$—	$112	$—
Interest on lease liabilities	37	—	75	—
Fixed operating lease costs(1)	1,856	1,481	4,927	3,895
Variable operating lease costs	488	546	1,503	1,200
Total lease cost	$2,437	$2,027	$6,617	$5,095

(1) Includes short-term leases, which are immaterial.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The weighted average remaining lease term and weighted average discount rate is as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.9	3.1
Finance leases	26.7	—

Weighted average discount rate:
Operating leases	3.36%	3.14%
Finance leases	5.31%	—

The estimated future minimum lease payments under leases for the remaining nine months of 2025, the next four years and thereafter is as follows:

	Finance Leases	Operating Leases
Remainder of 2025	$99	$1,756
2026	395	6,343
2027	395	5,017
2028	395	3,907
2029	366	2,924
Thereafter	4,319	5,685
Total future lease payments	5,969	25,632
Less: Amount representing interest	(3,203)	(3,727)
Present value of lease liabilities	$2,766	$21,905

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,991	$3,838
Financing cash flows - finance leases	$172	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10,424	$10,095
Finance leases	$2,863	$—

11.     RELATED PARTY TRANSACTIONS

The Company leases some distribution warehouses and retail stores from certain employees. The Company recorded rent expense related to these leases of $108 and $94 for the three months ended September 30, 2025 and 2024, respectively, and $345 and $288 for the nine months ended September 30, 2025 and 2024, respectively. Rent expense related to these leases is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2025, the Company paid $1,000 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of Zircaloy, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

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

	Three Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$138,789	$26,483	$(9,403)	$155,869
Cost of goods sold	77,862	20,843	(9,461)	89,244
Gross profit	$60,927	$5,640	$58	$66,625

	Three Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$96,493	$17,836	$(4,921)	$109,408
Cost of goods sold	60,386	13,936	(4,930)	69,392
Gross profit	$36,107	$3,900	$9	$40,016

	Nine Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$391,659	$79,853	$(28,428)	$443,084
Cost of goods sold	222,189	62,293	(28,403)	256,079
Gross profit	$169,470	$17,560	$(25)	$187,005

	Nine Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$343,711	$71,615	$(23,749)	$391,577
Cost of goods sold	203,771	$55,216	$(23,704)	235,283
Gross profit	$139,940	$16,399	$(45)	$156,294

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

13.     SUBSEQUENT EVENTS

In October 2025, the Company signed a definitive agreement to acquire Tyr Tactical, LLC, a leading global manufacturer of tactical gear and equipment for military, law enforcement, and government agencies worldwide.

The total consideration is $175,000, including $150,000 of cash at closing and $25,000 of Cadre common stock, of which $1,000 will be in the form of restricted stock unit awards to be granted to certain employees of Tyr Tactical, LLC. In addition, the seller will be eligible to receive up to $25,000 in additional contingent earn-out consideration, payable in cash, unregistered shares of common stock, or a combination thereof, at the Company’s discretion, based on the achievement of specified net revenue targets for the calendar years 2026, 2027, and 2028. As part of the transaction, the Company will acquire certain real property owned by an affiliate of Tyr Tactical, LLC.

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

In April 2025, the Company acquired Zircaloy for $98.9 million.

In October 2025, the Company signed a definitive agreement to acquire Tyr Tactical, LLC, a leading global manufacturer of tactical gear and equipment for military, law enforcement, and government agencies worldwide, for approximately $175.0 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$155,869	$109,408	$443,084	$391,577
Net income	$10,941	$3,655	$32,400	$23,150
Adjusted EBITDA(1)	$29,815	$13,525	$77,306	$66,335
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $46.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily as a result of the Zircaloy acquisition, the impact of the 2024 cybersecurity incident on the comparable period, and increased demand for North American armor and duty gear products, partially offset by decreases in the existing nuclear safety business.

Net income increased by $7.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily as a result of increased gross profit, partially offset by Zircaloy selling, general and administrative expenses and increases in compensation expense, transaction costs and interest expense.

Net sales increased by $51.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily as a result of the Zircaloy acquisition, the impact of the 2024 cybersecurity incident on the comparable period, and increased demand for existing nuclear safety products and crowd control products.

Net income increased by $9.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily as a result of increased gross profit and gains from foreign currency fluctuations, partially offset by increases in compensation expense, interest expense and provision for taxes.

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

The following table presents our orders backlog as of the periods indicated:

	September 30, 2025	December 31, 2024
Orders backlog	$204,293	$128,814

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Orders backlog increased by $75.5 million as of September 30, 2025 compared to December 31, 2024, primarily due to increases of $54.3 million from the Zircaloy acquisition, $9.4 million from U.S. government and international channels for duty gear holsters, $7.3 million from chemiluminescent products and $3.8 million from structural armor products, partially offset by reductions of $6.5 million from existing nuclear safety products.

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

The following table presents data from our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands unless otherwise noted):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Chg	2025	2024	% Chg
Net sales	$155,869	$109,408	42.5%	$443,084	$391,577	13.2%
Cost of goods sold	89,244	69,392	28.6%	256,079	235,283	8.8%
Gross profit	66,625	40,016	66.5%	187,005	156,294	19.6%

Operating expenses
Selling, general and administrative	45,627	33,981	34.3%	132,509	113,277	17.0%
Restructuring and transaction costs	2,216	515	330.3%	6,240	3,621	72.3%
Related party expense	108	94	14.9%	1,345	2,038	(34.0)%
Total operating expenses	47,951	34,590	38.6%	140,094	118,936	17.8%
Operating income	18,674	5,426	244.2%	46,911	37,358	25.6%

Other expense
Interest expense, net	(3,028)	(1,991)	52.1%	(8,849)	(5,631)	57.1%
Other (expense) income, net	(802)	1,555	(151.6)%	6,599	(225)	(3,032.9)%
Total other expense, net	(3,830)	(436)	778.4%	(2,250)	(5,856)	(61.6)%

Income before provision for income taxes	14,844	4,990	197.5%	44,661	31,502	41.8%
Provision for income taxes	(3,903)	(1,335)	192.4%	(12,261)	(8,352)	46.8%

Net income	$10,941	$3,655	199.3%	$32,400	$23,150	40.0%

The following tables present segment data for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$138,789	$26,483	$(9,403)	$155,869
Cost of goods sold	77,862	20,843	(9,461)	89,244
Gross profit	$60,927	$5,640	$58	$66,625

	Three Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$96,493	$17,836	$(4,921)	$109,408
Cost of goods sold	60,386	13,936	(4,930)	69,392
Gross profit	$36,107	$3,900	$9	$40,016

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$391,659	$79,853	$(28,428)	$443,084
Cost of goods sold	222,189	62,293	(28,403)	256,079
Gross profit	$169,470	$17,560	$(25)	$187,005

	Nine Months Ended September 30, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$343,711	$71,615	$(23,749)	$391,577
Cost of goods sold	203,771	$55,216	$(23,704)	235,283
Gross profit	$139,940	$16,399	$(45)	$156,294

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Three months Ended September 30, 2025 to Three months Ended September 30, 2024

Net sales. Product segment net sales increased by $42.3 million, or 43.8%, from $96.5 million to $138.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase of $18.1 million from the Zircaloy acquisition and increases of $14.9 million from North American armor products and $14.1 million from duty gear products – both a result of stronger demand in the current period and the impact of the 2024 cybersecurity incident on the comparable period, partially offset by a decrease of $5.5 million due to large order timing in the existing nuclear safety products. Distribution segment net sales increased by $8.7 million, or 48.5%, from $17.8 million to $26.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to stronger demand for hard goods and the impact of the 2024 cybersecurity incident on the comparable period. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $17.5 million, or 28.9%, from $60.4 million to $77.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the Zircaloy acquisition, increased volume, and increased costs to manufacture products, partially offset by amortization of inventory step up adjustments related to 2024 acquisitions and continuous improvement projects. Product segment gross profit as a percentage of net sales increased by 650 basis points to 43.9% for the three months ended September 30, 2025 from 37.4% for the three months ended September 30, 2024, mainly driven by increased volume, favorable pricing net of material inflation, and a decrease in inventory step-up amortization. Distribution segment cost of goods sold increased by $6.9 million, or 49.6%, from $13.9 million to $20.8 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to increased volume. Distribution segment gross profit as a percentage of net sales decreased by 60 basis points to 21.3% for the three months ended September 30, 2025 from 21.9% for the three months ended September 30, 2024, mainly driven by a one-time inventory charge. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. Selling, general and administrative increased by $11.6 million, or 34.3%, for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to the Zircaloy acquisition, and increases in payroll expense and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs increased by $1.7 million for the three months ended September 30, 2025 primarily due to increased transaction costs associated with the acquisition of Tyr Tactical, LLC.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, remained flat for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense, net. Interest expense, net increased by $1.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the debt assumed as part of the Zircaloy acquisition in April 2025.

Other (expense) income, net. Other expense, net was $0.8 million for the three months ended September 30, 2025 as compared to Other income, net of $1.6 million for the three months ended September 30, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $3.9 million for the three months ended September 30, 2025 compared to $1.3 million for the three months ended September 30, 2024. The effective tax rate was 26.3% for the three months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by a decrease in the reserve for uncertain tax positions during the quarter. The effective tax rate was 26.8% for the three months ended September 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation.

Comparison of Nine months Ended September 30, 2025 to Nine months Ended September 30, 2024

Net sales. Product segment net sales increased by $48.0 million, or 14.0%, from $343.7 million to $391.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase of $31.5 million from the Zircaloy acquisition and increases of $16.5 million from duty gear products and $6.2 million from North American armor products – both a result of stronger demand in the current period and the impact of the 2024 cybersecurity incident on the comparable period, $3.9 million from existing nuclear safety products, and $2.4 million from higher demand for crowd control products, partially offset by a decrease of $12.0 million from EOD as a result of large orders delivered in the nine months ended September 30, 2024. Distribution segment net sales increased by $8.3 million, or 11.5%, from $71.6 million to $79.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to stronger demand for hard goods and the impact of the 2024 cybersecurity incident on the comparable period. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $18.4 million, or 9.0%, from $203.8 million to $222.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the Zircaloy acquisition, increased volume, and increased costs to manufacture product, partially offset by a decrease in inventory step-up amortization and continuous improvement projects. Product segment gross profit as a percentage of net sales increased by 256 basis points to 43.3% for the nine months ended September 30, 2025 from 40.7% for the nine months ended September 30, 2024, mainly driven by increased volume, favorable pricing net of material inflation, and a decrease in inventory step-up amortization, partially offset by labor and overhead inflation. Distribution segment cost of goods sold increased by $7.1 million, or 12.8%, from $55.2 million to $62.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to increased volume. Distribution segment gross profit as a percentage of net sales decreased by 91 basis points to 22.0% for the nine months ended September 30, 2025 from 22.9% for the nine months ended September 30, 2024, mainly driven by unfavorable mix. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. Selling, general and administrative increased by $19.2 million, or 17.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to the Zircaloy acquisition, payroll expense and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs increased by $2.6 million for the nine months ended September 30, 2025 primarily due to increased transaction costs associated with the acquisition of Tyr Tactical, LLC.

Related party expense. Related party expense, which ordinarily consists of rent expense related to distribution warehouses and retail stores that we lease from related parties, decreased by $0.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to a prior year $1.8 million transaction fee offset by a current year $1.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisitions of Alpha Safety and Zircaloy, respectively.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense, net. Interest expense, net increased by $3.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the debt assumed as part of the Zircaloy acquisition in April 2025.

Other (expense) income, net. Other income, net was $6.6 million for the nine months ended September 30, 2025 as compared to Other expense, net of $0.2 million for the nine months ended September 30, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $12.3 million for the nine months ended September 30, 2025 compared to $8.4 million for the nine months ended September 30, 2024. The effective tax rate was 27.5% for the nine months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation, partially offset by a decrease in the reserve for uncertain tax positions during the quarter. The effective tax rate was 26.5% for the nine months ended September 30, 2024 and was higher than the statutory rate primarily due to non-deductible executive compensation.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$10,941	$3,655	$32,400	$23,150
Add back:
Depreciation and amortization	5,376	3,763	13,908	12,325
Interest expense, net	3,028	1,991	8,849	5,631
Provision for income taxes	3,903	1,335	12,261	8,352
EBITDA	$23,248	$10,744	$67,418	$49,458
Add back:
Restructuring and transaction costs(1)	2,216	515	7,240	5,371
Other expense (income), net(2)	802	(1,555)	(6,599)	225
Stock-based compensation expense(3)	2,447	2,104	6,840	6,255
Stock-based compensation payroll tax expense(4)	—	—	92	441
LTIP bonus(5)	—	—	—	49
Amortization of inventory step-up(6)	470	1,541	826	3,851
Contingent consideration expense(7)	632	176	1,489	685
Adjusted EBITDA	$29,815	$13,525	$77,306	$66,335
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $1.0 million fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, for services related to the acquisition of Zircaloy for the nine months ended September 30, 2025 and a $1.8 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Alpha Safety for the nine months ended September 30, 2024, which are included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other (expense) income, net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA increased by $16.3 million for the three months ended September 30, 2025 as compared to 2024, primarily due to an increase in gross profit and the Zircaloy acquisition, partially offset by an increase in selling, general and administrative expenses. Adjusted EBITDA increased by $11.0 million for the nine months ended September 30, 2025 as compared to 2024, primarily due to an increase in gross profit and the Zircaloy acquisition, partially offset by an increase in selling, general and administrative expenses.

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

For the nine months ended September 30, 2025, net cash provided by operating activities totaled $42.5 million and as of September 30, 2025, cash and cash equivalents totaled $150.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2025 and December 31, 2024, we had $311.2 million and $223.2 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the 2024 Borrower and the Guarantors. As of October 31, 2025, there were no amounts outstanding under the 2024 Revolving Loan.

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

There were no amounts outstanding under the 2024 Revolving Loan as of September 30, 2025 and December 31, 2024. As of September 30, 2025, there were $2.0 million in outstanding letters of credit and $173.0 million of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2025 and December 31, 2024.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of October 31, 2025, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$42,455	$8,066
Net cash used in investing activities	(93,166)	(146,120)
Net cash provided by financing activities	75,352	142,831
Effects of foreign exchange rates on cash and cash equivalents	1,301	521
Change in cash and cash equivalents	25,942	5,298
Cash and cash equivalents, beginning of period	124,933	87,691
Cash and cash equivalents, end of period	$150,875	$92,989

Net cash provided by operating activities

During the nine months ended September 30, 2025, net cash provided by operating activities of $42.5 million resulted primarily from net income of $32.4 million, add-backs to net income of a $13.9 million for depreciation and amortization, and $6.8 million for stock-based compensation, primarily offset by deductions to net income of $4.2 million for deferred income taxes, $2.3 million for unrealized foreign currency transaction gains and $7.7 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $19.4 million, an increase in inventories of $14.8 million and a decrease in accounts payable and other liabilities of $16.9 million.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the nine months ended September 30, 2025, we used $93.2 million of cash in investing activities, primarily consisting of $89.6 million for the acquisition of Zircaloy.

During the nine months ended September 30, 2024, we used $146.1 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety.

Net cash provided by financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $75.4 million resulted primarily from proceeds from term loans of $97.5 million, partially offset by principal payments on term loans of $9.7 million and dividends distributed of $11.6 million.

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

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of September 30, 2025.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of September 30, 2025, we had $312.8 million in outstanding floating rate debt, which bears interest at one-month SOFR (4.16% as of September 30, 2025) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of September 30, 2025, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.1 million on the principal amount of debt and a $0.1 million change in interest expense when including the effect of our Swap Agreements.

As of September 30, 2025, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$80,000	0.812%
May 31, 2023 through July 23, 2026	$43,750	3.905%
February 14, 2025 through December 20, 2029	$37,898	4.080%
April 7, 2025 through December 20, 2029	$48,750	3.545%
July 31, 2025 through December 20, 2029	$98,750	3.449%

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

During the nine months ended September 30, 2025, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (loss) income and are reclassified from accumulated other comprehensive income (loss) into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired Zircaloy on April 22, 2025. The Company is currently in the process of integrating the internal controls over financial reporting. Except for the continued integration of Zircaloy, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that occurred during the three months ended September 30, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CADRE HOLDINGS, INC.
Date: November 4, 2025	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)