Form 10-K
period 2025-12-31
Cadre Holdings, Inc.
filed 2026-03-10
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of Cadre Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2025 was $577,497,860 based on the closing price of $32.70 as reported by the New York Stock Exchange.

As of March 6, 2026, there were 42,726,564 shares of common stock, par value $0.0001, outstanding

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholder, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Cadre”, “we,” “us,” and “our,” refer to the consolidated business of Cadre Holdings, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of any forward-looking statements incorporated herein by reference, as of the date of the applicable filed document) and on current expectations, forecasts, and assumptions and are subject to a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers,

customers, distributors or otherwise;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the operation of our information technology systems without material interruption, including due to natural disasters, vendor business interruptions, or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	cybersecurity incidents, including previously experienced incidents, information technology outages, and evolving privacy and cybersecurity requirements, which could disrupt operations and expose us to liability and reputational harm, depending in part on the effectiveness of our response and mitigation efforts;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	our ability to comply with additional reporting, governance, and internal control requirements when we cease to be an emerging growth company;
●	evolving climate and ESG related stakeholder expectations and regulatory requirements, which are uncertain and may result in increased compliance costs, litigation, and reputational harm;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired or may acquire in the future;
●	the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

Business Overview

We are a global leader in the manufacturing and distribution of safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment, duty gear, remote handling solutions, containers for the storage of radioactive materials, and ventilation and containment solutions through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms, and ammunition. A substantial portion of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance, and regulatory compliance.

Domestically, we are a top provider of safety holsters and soft body armor for first responders, as well as a top provider of nuclear safety solutions. Globally, we are a leading provider of explosive ordnance disposal technician equipment. We believe we have achieved these positions through our high-quality standards, innovation and a direct connection to the end users. We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment in the markets we serve. Our target end user base includes state, local, and international law enforcement, fire and rescue, explosive ordnance disposal technicians, commercial nuclear power plants, emergency medical technicians (“EMT”), fishing and wildlife enforcement and departments of corrections, as well as federal agencies including the U.S. Department of State (“DoS”), U.S. Department of War (“DoW”), U.S. Department of Interior (“DoI”), U.S. Department of Justice (“DoJ”), U.S. Department of Homeland Security (“DHS”), U.S. Department of Corrections (“DoC”), the Department of Energy (“DoE”), numerous foreign government agencies and other companies involved in the nuclear industry. We have a large and diverse customer base, with no individual customer representing more than 10% of our total revenue.

Our mission that binds our leading brands as one is Together, We Save Lives. This mission lives in the hearts and minds of our associates around the world and remains in the forefront as we innovate new products and services and focus on processes to bring high quality standards to our customers. In our law enforcement and military focused brands, we are committed to honoring those who put their lives in danger through the SAVES CLUB®, which pays homage to first responders who experience a life-threatening incident in the line of work in which our armor or duty gear contributes to saving their lives. The SAVES CLUB® currently has over 2,274 members and counting.

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

Body Armor, Duty Gear and Explosive Ordnance Disposal

Body armor, duty gear, and explosive ordnance disposal equipment are key product areas in the safety equipment market. Law enforcement personnel growth is a significant driver for our business. The U.S. Bureau of Labor Statistics projects that the number of openings for law enforcement personnel in the U.S. to grow by 3% annually from 2024 to 2034. Demand for first responder safety equipment is also fueled by increasing law enforcement budgets and increases in expenditures per officer.

In addition, increasing mandatory body armor use and refresh policies, and evolving technical standards continue to drive the need for safety equipment for first responders. The significant increase (70%) in active shooter incidents from 2020 to 2024 compared to the prior five-year period, continues to be a tailwind that leaves law enforcement agencies with making the decision to upgrade body armor or armored equipment that provides higher protection to officers due to these threats. Meanwhile, the explosive ordnance disposal equipment market is driven by the continued emergence of new global threats while duty gear is driven mainly by product use and replacement cycles as a result of changing or accessorizing firearms.

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

The international law enforcement market is also poised for growth as foreign governments face increasingly complex safety challenges and seek to replace legacy equipment. Additionally, we foresee the demand for safety equipment from overseas markets to increase due to heightened awareness of the importance and effectiveness of such products and as countries are exposed to new threats. Our management estimates our addressable number of total law enforcement personnel outside the U.S. to be approximately 6.1 million, representing a substantial market opportunity.

Nuclear Safety Products

The demand drivers for our highly engineered technical products center around a global effort to ensure safe nuclear operations and material handling. The three key end markets, which are highly regulated and that our products and services fulfill, are environmental safety, national security and nuclear energy. Any interaction with radioactive materials requires highly engineered safety solutions and domain expertise.

Demand pertaining to environmental safety is fueled by DoE mandated cleanup that exists from energy research and nuclear weapons production dating back to World War II and the Cold War, where the liability is estimated at $545 billion. Demand pertaining to national security is driven by the recent mandate of the DoE to increase production to 80 plutonium pits per year by 2030, which has not occurred regularly since 1989. Lastly, demand pertaining to nuclear energy is driven by ongoing nuclear plant operation, the decommissioning of nuclear plants, as well as the push by the DOE to expand US nuclear capacity. Our management estimates the total addressable market for our nuclear safety products to be between $3 billion and $6 billion based on the need for our products by the U.S. government and the U.S. commercial nuclear market.

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

Strong market positions. Based on data we collect related to end users and publicly available information on awarded contracts and purchases, we believe we have leading market positions across multiple product categories through superior quality and performance differentiating us from our competition. By way of reference, we sell concealable, tactical or hard armor, or duty retention holsters to the majority of the top 50 police departments in the U.S. by size. For explosive ordnance disposal equipment, we are a party to single and multi-year contracts for the largest bomb suit teams in the world including the DoW. Furthermore, our engineered container solution for the nuclear industry, the SAVY 400, is the only DoE compliant container. Our products continually exceed stringent industry safety standards and are recognized for advancements in performance through innovation and technological enhancement.

Mission-critical products with recurring demand characteristics. Our products provide critical protection to their end users as well as those around them, with limited or no room for error. As a result, stringent safety standards and customary warranty provisions create refresh cycles on over 60% of the equipment we supply via our Product segment. Demand associated with these refresh cycles drives a highly predictable recurring revenue stream. The majority of our remaining revenue is associated with consumable products driving recurring sales based on replenishment needs.

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

Attractive financial profile with strong EBITDA margins and free cash flow generation. We generate strong profitability through diligent portfolio management of customers and contracts and continued focus on cost structure to drive operating leverage. Our strong profitability combined with low capital expenditure requirements result in high free cash flow generation, which is a key driver for our internal research and development initiatives and targeted M&A program.

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

Products

We design and manufacture a diversified product portfolio of critical safety equipment. We maintain clear market-leadership positions in certain core product categories including body armor, explosive ordnance disposal equipment and duty gear. Over 60% of our product sales are tied to customary or mandated refresh cycles of between five and ten years, which drives a highly predictable recurring revenue stream. Our remaining revenue is split between consumable products and products intended for the nuclear market. Our overall strategy is to drive growth by leveraging our leading market shares and competitively differentiated offerings in each of our core product categories, including:

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

In January 2026, we completed the acquisition of TYR Tactical, LLC (“TYR”), a leading provider of mission-critical tactical gear and related technologies, including soft armor, tactical vests, plate carriers, and ballistic plates and shields, for military and law enforcement globally. TYR is headquartered in Peoria, Arizona, with additional facilities in Texas, Canada and Denmark. We believe that the acquisition of TYR will enable Cadre to expand its product portfolio, add attractive new international customers, particularly in Europe, and capitalize on operational synergies while advancing product development and manufacturing technologies to deliver best-in-class solutions to customers. TYR derives approximately 66% of its revenue from customers outside of the U.S., expanding the global reach of our portfolio of products.

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

Explosive Ordnance Disposal. We are the global leader of a highly engineered portfolio of critical operator survival suits, remotely operated vehicles, specialty tools, blast sensors, accessories and vehicle blast attenuation seats for bomb safety technicians. As the most trusted brand in the market, Med-Eng is the go-to source for explosive ordnance solutions in the developed world. Our products provide end users with the latest protective technologies integrated with electronic components and communications equipment. The addition of ICOR, acquired in January 2024, gives us the ability to sell a full platform of robots suitable for bomb safety technicians but also meet the needs of law enforcement tactical teams as well. In 2025, we announced a $50M IDIQ contract with the DoW to provide blast sensors to service members. These sensors will measure and record blast overpressure exposures experienced in training operations as part of a DoW brain health program.

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

Duty Gear. We are the industry leader in holster innovation and safety engineering and our products incorporate industry standard safety locking mechanisms on which a majority of first responders are trained. The end user base for our holster products includes state and local law enforcement, federal agencies including the DoS, DoW, DoI, DHS, and DoC, foreign police and military agencies, and the commercial concealed carry market. We also offer a complementary line of officer duty gear including belts and accessories.

In connection with the mission critical nature of duty gear products, we dedicate significant product development resources to ensure efficient and effective performance of our products. In 2025, we launched a new family of duty holsters, the Ballast. The product was engineered for extreme durability and a long list of use enhancements like open muzzle design, removable red dot sight optic lid, extreme temperature tolerance and a minimalist footprint. We manufacture and sell duty gear and commercial offerings under the widely recognized Safariland®, Radar® and Bianchi® brands.

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

In April 2025, we completed our acquisition of Carr’s Engineering Limited (excluding Chirton Engineering) and Carr's Engineering (US), Inc. (collectively, “Zircaloy”). The Zircaloy businesses are comprised of Wälischmiller, CarrsMSM, Bendalls Engineering, NW Total Engineered Solutions, and NuVision Engineering, Inc. With operations in the U.K., Germany, and the U.S., Zircaloy designs, manufactures, and services engineered equipment, vessels, precision components, process systems, large-scale fabrications, and remote handling systems for nuclear markets, enhancing safety and operational efficiency by reducing human exposure to hazardous environments. Zircaloy serves customers globally, including in the U.S., Europe, and Asia, providing us with a more balanced geographical revenue split.

Zircaloy complements Alpha Safety and broadens Cadre’s nuclear safety offerings, expanding Cadre’s product portfolio and international presence across nuclear power generation, waste management, research, and related clean energy applications. Alpha Safety supplies ventilation and containment, radiometric instrumentation, engineered and advanced containers, and field services with long-term recurring revenue, while Zircaloy provides complementary hard engineering and remote-handling products; together they deliver an integrated equipment-and-services platform and deepen access to multi-year nuclear projects across waste management, defense, decommissioning, and medical fields.

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

Profitable Core Revenue Growth. We believe that our leading market positions across a range of core categories will continue to yield significant growth opportunities. Our management team is focused on delivering new product launches, increasing customer wallet share, executing on key new contract opportunities and expanding our high-margin e-commerce and direct-to-consumer capabilities to continue to drive revenue growth. Examples of recent product innovation include the development of Safariland SXHP, the thinnest, lightest, and most protective hybrid ballistic armor ever developed, the next generation Ballast holster, the H.O.L.E. duty belt system for direct attachment mounting, a variety of consumer-focused holsters, and working with key suppliers on the use of emerging materials for utilization in new armor products.

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

Targeted M&A Program. To supplement organic growth and internal research and development, our management team has historically undertaken a targeted M&A program, completing 18 transactions to date. These strategic acquisitions have allowed us to expand our product and technology offerings, enter new markets and expand geographically to achieve attractive returns.

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

U.S. Federal Agencies. We sell to a variety of federal agencies including the DoS, DoW, DoI, DoJ, DHS, and DoE. Furthermore, we have long-standing contracts with key departments within the U.S. Army, U.S. Air Force, U.S. Navy and U.S. Marine Corps.

Commercial. Our Commercial channel consists primarily of sales through largely recognized e-commerce companies and retailers as well as through our own e-commerce sites.

We service each of our channels through in-field technical salespeople and an owned distribution network. Our traditional distribution network consists of longstanding distribution partners and agents, retailers and e-commerce platforms and our own website where we sell directly to the end user. We pair our in-house expertise with outside partners in order to provide our customers with the best service possible while maintaining a real-time understanding of end user needs. In total, we have 71 salespeople domestically and 24 internationally. We believe that by combining our third-party network with our in-house salesforce and our extensive owned distribution network, we create continuous customer interaction and best- in-class service and training, providing us with a distinct advantage over our peers.

Our brand name recognition and reputation among our customers, diversified product line and extensive distribution network are central to our marketing strategy.

Manufacturing and Raw Materials

We operate a global manufacturing footprint with sites across North America and Europe. Each site has capacity to scale up without significant further material investment in machinery and equipment. Additionally, we manage a diverse global supplier base of leading textile, fabric and raw material providers. We have multiple sources for each input in order to limit our dependency on any single vendor. No supplier makes up more than 10% of total purchases.

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

Our primary competitors include, but are not limited to, Point Blank Enterprises, Inc., Avon Protection Systems, Inc., Central Lake Armor Express, Inc. (d/b/a Armor Express), Alien Gear Holsters, and Blackhawk a division of Revelyst. None of our competitors compete effectively in all of our product verticals, making us the only one-stop provider of critical safety equipment solutions in the market.

Certain of our products cross over into the broader outdoor and recreation market, which is highly fragmented and highly competitive. While we believe that acceptance in this market is principally driven by the ability to bring new and innovative products to market, price point is critical.

Human Capital

We have a total of 2,533 employees. Of these employees, 1,805 were engaged in manufacturing, 236 in sales, marketing, product management and customer support, 211 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 219 in R&D, technical engineering, manufacturing engineering and project management, 27 retail store associates and 35 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

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

We own a total of 607 patents and pending patent applications worldwide, of which 514 are patents granted and 93 are pending patent applications, with expiry dates ranging from 2026 to 2049 in 36 jurisdictions. Of those 607 patents and pending patent applications, 378 are for utility patents and 229 are for design patents. We own patents and pending patent applications in the United States, Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China, Croatia, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, and the United Kingdom, as well as in the European Union.

The loss of patent protection for patents expiring in 2026 is not expected to have a material effect on our business.

Our material registered trademarks include SAFARILAND® and MED-ENG®.

The following table describes the material patents and patent applications owned or licensed by us, segregated by product category, including the range of expiry dates:

			Range of		Range of
		Number of	Expiration	Number of	Expiration Dates
		Patents	Dates for	Pending Patent	(if Pending Patent
Product Category	Ownership	Granted	Granted Patents	Applications	Granted)
Body Armor	Safariland, LLC	39	2026 – 2043	10	2042 – 2045
Duty Gear	Safariland, LLC	197	2026 – 2049	54	2039 – 2045
Duty Gear	Radar Leather Division S.r.l.	56	2028 – 2039	—	—
EOD	Med-Eng, LLC	86	2026 – 2045	1	2045
Crowd Control	Defense Technology, LLC	53	2026 – 2048	2	2042 – 2048
Crowd Control	Safariland, LLC	1	2032	—	—
Crowd Control	Radar Leather Division S.r.l.	5	2029 – 2031	—	—
Other – Diversified	Safariland, LLC	33	2026 – 2048	1	2045
Other – Diversified	Cyalume Technologies	38	2027 – 2042	25	2038 – 2044
Nuclear Safety	NucFil, LLC	6	2027 – 2036	—	—

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”) along with similar anti-corruption laws worldwide which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. However, FCPA enforcement priorities and processes changed in 2025, as discussed in further detail under Item 1A. “Risk Factors,” under the heading “We are subject to extensive government regulations, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.”

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

The Federal Acquisition Regulation (“FAR”) governs the majority of our contracts with U.S. federal agencies, mandating uniform policies and procedures across agencies and with each agency supplementing the FAR as needed. For example, the DoW implements the FAR through the Defense Federal Acquisition Regulation Supplement. Finally, agencies routinely audit and review government contractors for performance and compliance with applicable laws, regulations, and standards.

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

Risk Factor Summary

●	The products we sell are inherently risky and could give rise to product liability, product warranty claims, and other loss contingencies.
●	Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
●	Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.

●	We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
●	We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations.
●	Our business and growth may suffer if we are unable to attract and retain key officers or employees, including our Chief Executive Officer, Warren B. Kanders, as well as any loss of officers or employees due to illness or other events outside of our control.
●	We are uncertain of our ability to manage our growth.
●	We have significant payment obligations under the terms of our long-term debt, $309.1 million of which was outstanding as of December 31, 2025.
●	The concentration of our capital stock ownership with insiders may limit your ability to influence corporate matters.
●	We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.
●	Cybersecurity incidents, IT outages, and evolving privacy and cybersecurity requirements could disrupt operations and expose us to liability and reputational harm.
●	Climate and ESG related stakeholder expectations and regulatory requirements are evolving and uncertain and may result in increased compliance costs, litigation, and reputational harm.
●	Changes in tariffs, tax laws, global trade policies and instability and volatility in global markets could adversely affect our business and results of operations.

●	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

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

We are subject to federal licensing requirements with respect to the export of some of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our sales, operations and workplace, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, Justice, Treasury, State and Transportation, the Federal Aviation Administration, the U.S. Environmental Protection Agency, the ATF, the NRC, the DoE, and the Equal Employment Opportunity Commission. The ATF also regulates our manufacturing and distribution of certain destructive devices, firearms, and explosives. We also ship toxic, hazardous and radioactive materials, and in doing so, must comply with the regulations of the DoT for packaging and labeling. We are also required to comply with Controlled Goods Directorate Registration regime in Canada for explosive ordnance disposal products. Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require export authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on re-export restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to ensure our compliance with these requirements

While we continually work to enhance our international trade compliance programs, we cannot assure you that we are or will be in full compliance at all times with applicable laws and regulations governing the export and deemed export of defense articles, defense services, and dual-use products and services that are controlled by U.S. and/or foreign governments. In those instances where we have identified actual or potential non-compliance, we may incur remediation costs, reputational harm, and could be subject to enhanced oversight, penalties, suspension, or debarment, even where we take corrective actions. We also import significant volumes of foreign-made components and materials for use in our manufacturing processes, which may be subject to import duties and other regulations. Violations of international trade (export/ import) controls in the U.S. and elsewhere may result in severe criminal and/or civil penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption, anti-money laundering, and sanctions laws that prohibit improper payments and other misconduct by us, our employees, agents, distributors, and other third parties with whom we do business. We operate, and may seek to expand, in markets where corruption and bribery risks may be heightened, and we rely on third parties in certain jurisdictions. We have implemented policies, procedures, training, and internal controls designed to promote compliance, but we cannot assure you that our employees or third parties will comply, that our controls will be effective, or that we will not be subject to investigations, enforcement actions, or private litigation.

On February 10, 2025, Executive Order 14209 directed the U.S. Department of Justice (“DOJ”) to pause certain FCPA enforcement activity for a review period, and DOJ issued updated enforcement guidelines in June 2025 and resumed FCPA enforcement with a stated focus on matters implicating U.S. economic and national security interests. These developments, and any future shifts in enforcement priorities, do not eliminate our compliance obligations, and enforcement may increase or decrease over time. In addition, the SEC retains civil enforcement authority relating to, among other things, the FCPA’s accounting provisions (books and records and internal controls), and we could face significant penalties, compliance costs, business disruption, reputational harm, and loss of business if we, our employees, or third parties are alleged to have violated applicable laws.

In addition, we are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, cybersecurity, and the collection, use, storage, sharing and transfer of personal data and other regulated or sensitive information. The legal and regulatory landscape in this area is rapidly evolving and increasingly complex, including an expanding patchwork of U.S.

state privacy and cybersecurity laws, evolving global requirements (including in the European Union and other jurisdictions where we do business), and enhanced disclosure expectations for public companies regarding cybersecurity risk management, strategy and governance. These obligations may require us to implement and maintain additional administrative, technical and physical safeguards; conduct assessments and audits; provide expanded notices and consumer rights mechanisms; implement vendor and supply-chain controls; and devote significant management time and resources.

Any actual or alleged non-compliance, or any cybersecurity incident or other compromise of our systems or those of our vendors, could result in investigations, enforcement actions, fines, penalties, contractual liability, remediation costs, litigation (including class actions), and reputational harm. In addition, certain incidents may trigger public disclosure or notification obligations, and public reporting could increase our legal exposure and the cost and complexity of responding to such incidents.

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

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally had a large international base. We actively market our products in Europe, North and South America, the Middle East, Africa, and Asia. However, we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting customers and businesses in their countries due to earlier established businesses in those countries, greater knowledge with respect to the cultural differences of customers and businesses located in those countries and/or their focus on a single market. In pursuing our international expansion strategy, we face several additional risks, including:

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

The conflict between Russia and Ukraine and the conflicts in the Middle East, and the potential for these and other geopolitical conflicts to expand or intensify, including through the emergence of additional conflicts or heightened tensions in other regions, could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

There is continued, sustained military conflict between Russia and Ukraine as well as in the Middle East, and continued disruption in these regions and the broader global economic environment is likely. The uncertain consequences and duration of these conflicts, and the risk that they may expand in scope, escalate, or result in broader regional or global instability, including through the emergence of additional conflicts or heightened tensions in other regions, including the potential effects of any sanctions and countersanctions against officials, individuals and industries relating to these regions, including Russia, and the potential response to any such sanctions, as well as prolonged unrest and/or intensified military activities impacting these regions could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

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

Should these materials or components become unavailable for any reason, we would not necessarily be able to replace them with materials or components of like weight and strength, as our ballistic resistant garments must be manufactured to specific standards using specific materials and components that are not necessarily interchangeable based on metrics such as weight and strength. When we have faced shortages in the past, we have been able to ameliorate the issue by obtaining substitutable alternative materials and components from other commercially available sources. However, the use of alternative materials and components in our ballistic resistant garments requires research and development, recertification, as well as customer acceptance of the new products utilizing these alternative materials and components, and there is no guarantee that any such recertification or acceptance will be obtained by us. Thus, if our supply of any of these materials or components were materially reduced or cut off or if there was a material increase in the prices of these materials or components, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

We are subject to federal, state, local and foreign laws and regulations governing environment, health and safety (“EHS”) matters, including those regulating discharges to the air and water, the management of wastes, the control of noise and odors, and the maintenance of a safe and healthy operating environment for our employees. We cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies in our industry, we are subject to potentially significant fines or penalties if we fail to comply with various EHS requirements. Such requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you whether these requirements will change in a manner requiring material capital or operating expenditures or will otherwise have a material adverse effect on us in the future. In addition, we are also subject to environmental laws requiring the investigation and clean-up of environmental contamination. We may be subject to liability, including liability for clean-up costs, if contamination is discovered at one of our current or former facilities, in some circumstances even if such contamination was caused by a third party such as a prior owner. We also may be subject to liability if contamination is discovered at a landfill or other location where we have disposed of waste, notwithstanding that historic disposal practices may have been in accordance with all applicable requirements. We use Orthochlorabenzalmalononitrile and Chloroacetophenone chemical agents in connection with our production of our crowd control products, and these chemicals are hazardous and could cause environmental damage if not handled and disposed of properly. Moreover, private parties may bring claims against us based on alleged adverse health impacts or property damage caused by our operations. The amount of liability for cleaning up contamination or defending against private party claims could be material and have a material adverse effect on our business, financial condition, results of operations and liquidity.

The effects of climate change, together with increased focus by governmental and non-governmental organizations, customers and investors on sustainability issues, including evolving climate and sustainability related disclosure expectations, may adversely affect our business and financial results and damage our reputation.

Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to, among other things, increased costs (including energy, raw materials and packaging), supply chain disruptions, damage to or interruption of operations at our facilities or those of suppliers due to extreme weather events, increased insurance costs or limited availability of coverage, changes in customer demand, and impacts on our employees and communities. In addition, we may incur increased costs to measure, monitor and manage climate-related risks and to satisfy actual or proposed legal requirements, contractual obligations and market expectations relating to climate and sustainability matters.

Investor advocacy groups, institutional investors, lenders, customers and other stakeholders have increasingly focused on environmental, social and governance (“ESG”) practices and disclosure. We may face increased requests for ESG information, contractual requirements, and expectations regarding targets, policies or performance. We may also face reputational harm, litigation or regulatory scrutiny (including so-called “greenwashing” claims) if our disclosures, statements or actions are perceived as inaccurate, incomplete or misleading. The SEC adopted climate-related disclosure rules on March 6, 2024, but the rules have been stayed and remain subject to litigation and potential changes, including the SEC’s March 2025 vote to cease defending the rules in court. Even if the SEC rules are modified, rescinded or never become effective, climate and ESG related requirements and expectations in the United States and other jurisdictions may continue to evolve and could increase our compliance costs and legal exposure.

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

Fixed-price contracts represented approximately 18% and 65% of 2025 Product and Distribution segment net sales, respectively.

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

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoW. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management’s attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business, including manufacturing, order fulfillment, financial reporting, and communications with customers and suppliers. Techniques used to gain unauthorized access to networks, compromise systems, or obtain data are constantly evolving, and we may be unable to anticipate or prevent all incidents. We and our third-party vendors are vulnerable to computer viruses, malware, ransomware, phishing and other social engineering attacks, denial-of-service attacks, insider threats, and other malicious activities. Any such incident could lead to interruptions, delays, or shutdowns; loss, corruption, or unauthorized access to data (including personally identifiable information); and increased costs and diversion of management attention. For example, in July 2024 we experienced a cybersecurity incident involving unauthorized access to certain systems that required containment and mitigation measures and resulted in temporary interruptions to certain operations, and in September 2024 we experienced a second incident that required containment actions.

In addition, public companies are subject to evolving cybersecurity disclosure and governance requirements, including SEC rules adopted in July 2023 that require disclosure of material cybersecurity incidents on Form 8-K and enhanced annual disclosures regarding cybersecurity risk management, strategy and governance. Compliance may require additional processes, controls, and resources, and may increase the risk of regulatory scrutiny, private litigation, and reputational harm. Moreover, disclosure of information about incidents or our cybersecurity controls could be costly, could expose us to additional risks (including by providing threat actors with information), and could adversely affect our relationships with customers, suppliers, and other stakeholders.

Our use of emerging technologies (including artificial intelligence) and reliance on third-party service providers could expose us to operational, regulatory, intellectual property, and reputational risks.

We may use, or our employees, suppliers and business partners may use, emerging technologies, including automated decision-making tools and artificial intelligence (“AI”) systems (including generative AI), in areas such as product development, customer service, procurement, security, and back-office functions. The use of such tools may introduce risks, including errors or hallucinated outputs, bias, cybersecurity vulnerabilities, unauthorized disclosure of confidential information or personal data, loss of intellectual property or trade secrets, infringement allegations, and failures to comply with evolving laws and regulations governing AI, privacy, consumer protection, and workplace practices. In addition, reliance on third-party AI providers and other vendors may increase concentration and resiliency risks, including outages, changes in terms of service, model behavior changes, or restrictions on use. Any of these risks could result in operational disruption, regulatory investigations, litigation, reputational harm, and increased costs.

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

Our reputation and ability to attract, retain and serve customers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

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

The target end users of the products that we sell, which include firearms, ammunition and body armor, include licensed professionals such as state and local law enforcement, federal agencies, foreign police, military agencies as well as private security firms. However, if any misuse of our products were to occur, the Company’s reputation could be harmed. The occurrence of any misuse of our products could seriously damage our reputation and the image of our brands or cause our customers to consider alternatives to the Company’s products, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our significant payment obligations under the terms of our long-term debt, $309.1 million of which was outstanding as of December 31, 2025, together with any additional indebtedness we may incur in the future (including under the 2024 Credit Agreement (herein defined)), could adversely affect our business, financial condition, results of operations and prospects. For example, our indebtedness or any additional financing may:

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

The success of our business depends significantly on our ability to hire and retain quality employees, which include but are not limited to managers and other personnel. Competition for non-entry-level personnel, particularly those with experience in our industry, is highly competitive. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the workforce of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our vendors and customers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has enacted rules that may have salary and wage impact for “exempt” employees, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations, which in turn can materially adversely affect our business.

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

Electricity and natural gas are used to operate equipment at our manufacturing facilities. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, including conflicts or heightened tensions in regions that are significant producers, processors or transit routes for energy supplies, or a natural disaster, or the emergence of additional conflicts or heightened tensions in other regions, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability, transportation, distribution or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition, results of operations and liquidity.

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

As of the date hereof, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, 59.5% of the Company, accounting for the shares of common stock and derivatives exercisable for shares of common stock within sixty days that they own. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We have outstanding an aggregate of 42,726,564 shares of our common stock as of March 6, 2026. This includes 11,447,685 shares of common stock that are owned by Mr. Kanders, our CEO and Chairman of the Board, and his affiliates, of which he has 3,750,000 shares pledged as security for loans from financial institutions and that may be sold by such financial institutions in the event of a foreclosure of these loans.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K;
●	the ability to delay adoption of new or revised accounting standards; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will cease no later than December 31, 2026.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NYSE rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, often due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

On January 20, 2026, the Company announced that its board of directors approved the continuation of a quarterly cash dividend policy of $0.10 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.40 per share on an annualized basis, representing an increase of 2 cents over the previous annualized dividend of $0.38 per share. While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our board of directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our 2024 Credit Agreement on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our board of directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our 2024 Credit Agreement, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing cybersecurity risks, including risks from cybersecurity threats that could be material to the Company, and have integrated these processes into our overall risk management systems and processes. We routinely assess cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein and the data we process, store, or transmit.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework) and seek to follow industry best practices to identify, assess, and manage cybersecurity risks relevant to our business. While we use these frameworks to help evaluate and enhance our controls and processes, we do not represent that our program fully satisfies any particular technical standard, specification, or requirement. We conduct annual risk assessments to identify cybersecurity threats to our critical systems, information, services, and our broader enterprise IT environment. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. Our risk management and assessment process also encompasses cybersecurity risks associated with our use of third-party service providers.

As part of our overall risk management and assessment program, we design, implement, and maintain reasonable safeguards to minimize potential risks, including cybersecurity risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards which may include, as appropriate: (i) vulnerability management (including patching, configuration management, and remediation tracking); (ii) security monitoring and detection designed to identify anomalous activity; (iii) access controls and identity management practices intended to support least-privilege access; (iv) data protection practices (including, where appropriate, encryption and backup processes); (v) incident response planning and readiness activities, including tabletop exercises and lessons-learned reviews; and (vi) business continuity and disaster recovery planning for certain systems and processes. We also regularly provide cybersecurity awareness training to our employees at all levels and departments across the Company. The Company believes that we have allocated adequate resources to address the cybersecurity threats that may reasonably affect us. We evaluate our resourcing and investments in cybersecurity on an ongoing basis in light of our risk profile, business needs, and the evolving threat landscape.

Our cybersecurity team, consisting of our Vice President of Information Technology and our Information Security Officer manage the Company’s cybersecurity risk assessment as well as mitigation process and also oversee our Incident Response Team which also includes Vice Presidents of Legal, Human Resources and Tax. The Company also participates in a cybersecurity risk insurance policy, intended to help mitigate certain losses and expenses associated with cybersecurity incidents; however, such insurance may not cover all losses or all types of claims.

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

Governance

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for overseeing and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole and through its committees. In particular, the Audit Committee of our Board of Directors plays a large role in overseeing and assessing our financial, legal and operational risks, and receives reports from the management team regarding organizational risk as well as particular areas of concern, which includes, but is not limited to cybersecurity risks, related mitigation, and other related responses and activities. Material cybersecurity matters are escalated to the Board and/or the Audit Committee based on their nature, scope, and potential impact.

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

Item 2. Properties

We own our corporate headquarters located at 13386 International Parkway, Jacksonville, FL 32218 where we occupy approximately 36,941 square feet of office space and 95,283 square feet of manufacturing space. As of December 31, 2025, we operate facilities in the U.S., Canada, Mexico, United Kingdom, Lithuania, Italy, France, and Germany. Additionally, we lease retail locations across the East Coast that service our Distribution segment. In total, we operate approximately 41 facilities (9 owned) spanning approximately 1,658,448 square feet. Our properties are well maintained, and we consider them to be sufficient for our existing capacity requirements.

The following table summarizes our facilities by segment as of December 31, 2025:

	Square Footage
		Location		Owned/Leased
	Total	Domestic	International	Owned	Leased
Products	1,600,924	702,670	898,254	573,714	1,027,210
Distribution	57,524	57,524	—	—	57,524
	1,658,448	760,194	898,254	573,714	1,084,734

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

Holders of Record

As of March 6, 2026, there were 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

On January 20, 2026, the Company announced that its board of directors approved the continuation of a quarterly cash dividend policy of $0.10 per share of the Company’s common stock or $0.40 per share on an annualized basis, representing an increase of 2 cents over the previous annualized dividend of $0.38 per share. In 2025, our total cash dividends were $15.4 million. We expect to continue to pay a quarterly cash dividend of $0.10 per share, or $0.40 on an annualized basis, on our common stock for the foreseeable future, but we may elect to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including the terms of our 2024 Credit Agreement, our earnings, capital requirements, our overall financial condition and other factors that our board of directors considers relevant.

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

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
11/4/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Cadre Holdings, Inc.
S&P 500
S&P 500 Industrials

*$100 invested on 11/4/21 in stock or 10/31/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company” “we,” “us” and “our”) should be read together with our audited consolidated financial statements together with related notes thereto, included elsewhere in this Annual Report on Form 10-K. A discussion of changes in our financial condition and the results of operations from the year ended December 31, 2024 to December 31, 2023 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 11, 2025. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward- looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Certain total amounts may not foot due to rounding.

Overview and 2025 Financial Highlights

Cadre is a global leader in the manufacturing and distribution of safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. Our equipment provides critical protection to allow its users to safely and securely perform their duties and protect those around them in hazardous or life-threatening situations. Through our dedication to superior quality, we establish a direct covenant with end users that our products will perform and keep them safe when they are most needed. We sell a wide range of products including body armor, explosive ordnance disposal equipment, duty gear, remote handling solutions, containers for the storage of radioactive materials, and ventilation and containment solutions through both direct and indirect channels. In addition, through our owned distribution, we serve as a one-stop shop for first responders providing equipment we manufacture as well as third-party products including uniforms, optics, boots, firearms and ammunition. The majority of our diversified product offering is governed by rigorous safety standards and regulations. Demand for our products is driven by technological advancement as well as recurring modernization and replacement cycles for the equipment to maintain its efficiency, effective performance and regulatory compliance.

We service the ever-changing needs of our end users by investing in research and development for new product innovation and technical advancements that continually raise the standards for safety equipment. Our target end user base includes domestic and international first responders such as state and local law enforcement, fire and rescue, explosive ordnance disposal technicians, emergency medical technicians, fishing and wildlife enforcement and departments of corrections, as well as federal agencies including DoS, DoW, DoI, DoJ, DHS, DoC, DoE and numerous foreign government agencies in over 100 countries.

In April 2025, the Company acquired Zircaloy for $98.9 million.

In January 2026, the Company acquired TYR Tactical, LLC for $174.0 million.

The following table sets forth a summary of our financial highlights for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net sales	$610,308	$567,561
Net income	$44,139	$36,133
Adjusted EBITDA(1)	$111,708	$104,840
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $42.7 million for the year ended December 31, 2025 as compared to December 31, 2024, primarily as a result of the recent acquisitions and higher demand for duty gear products, partially offset by a decline in EOD products and existing nuclear safety products.

Net income increased by $8.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily as a result of higher gross profit partially offset by an increase in selling, general and administrative expenses from acquisitions, acquisition related costs, higher interest expense, and higher stock compensation expense.

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

The following table presents our orders backlog as of the periods indicated:

	December 31, 2025	December 31, 2024
Orders backlog	$189,799	$128,814

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. A substantial portion of our products are processed and shipped within 60 days of an order being placed, though the fulfillment time for certain products, for example, explosive ordnance disposal equipment, may take three months or longer. Our orders backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our order fulfillment, which in turn may be impacted by the nature of products ordered, the amount of inventory on hand and the necessary manufacturing lead time.

Orders backlog increased by $61.0 million as of December 31, 2025 compared to December 31, 2024, primarily due to increases of $51.3 million from the Zircaloy acquisition, $12.5 million from global EOD, $3.7 million from chemiluminescent products and $1.6 million from U.S. government and international channels for duty gear holsters, partially offset by reductions of $7.7 million from existing nuclear safety products.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. Charges for shipping and handling fees billed to customers are included in net sales. Taxes collected from customers and remitted to government authorities are reported on a net basis and are excluded from sales. See Note 1 “Significant Accounting Policies — Revenue Recognition” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Related party expense. Related party expense primarily consists of one-time fees paid to related parties for transaction related services.

Interest expense. Interest expense consists primarily of interest on outstanding debt.

Other income (expense), net. Other income (expense), net primarily consists of gains and losses from foreign currency transactions.

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

The following table presents data from our results of operations for the years ended December 31, 2025 and 2024 (in thousands unless otherwise noted):

	Year Ended December 31,
	2025	2024	% Chg
Net sales	$610,308	$567,561	7.5%
Cost of goods sold	350,680	334,080	5.0%
Gross profit	259,628	233,481	11.2%

Operating expenses
Selling, general and administrative	183,128	158,323	15.7%
Restructuring and transaction costs	7,696	6,007	28.1%
Related party expense	1,453	2,390	(39.2)%
Total operating expenses	192,277	166,720	15.3%
Operating income	67,351	66,761	0.9%

Other expense
Interest expense, net	(12,480)	(7,822)	59.5%
Other income (expense), net	7,455	(4,721)	(257.9)%
Total other expense, net	(5,025)	(12,543)	(59.9)%

Income before provision for income taxes	62,326	54,218	15.0%
Provision for income taxes	(18,187)	(18,085)	0.6%

Net income	$44,139	$36,133	22.2%

The following table presents segment data for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$543,713	$104,904	$(38,309)	$610,308
Cost of goods sold	307,056	81,846	(38,222)	350,680
Gross profit	$236,657	$23,058	$(87)	$259,628

	Year Ended December 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$497,624	$105,397	$(35,460)	$567,561
Cost of goods sold	287,864	81,631	(35,415)	334,080
Gross profit	$209,760	$23,766	$(45)	$233,481
(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Net sales. Product segment net sales increased by $46.1 million, or 9.3%, from $497.6 million to $543.7 million for the year ended December 31, 2025 as compared to 2024, primarily due to increases of $49.2 million from the Zircaloy acquisition and $19.0 million from stronger demand for global duty gear products, partially offset by decreases of $15.5 million from EOD and $6.7 million from existing nuclear safety products. Distribution segment net sales decreased by $0.5 million or 0.5%, from $105.4 million to $104.9 million for the year ended December 31, 2025 as compared to 2024, primarily due to decreased agency demand for hard goods. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold. Product segment cost of goods sold increased by $19.2 million, or 6.7%, from $287.9 million to $307.1 million for the year ended December 31, 2025 as compared to 2024 primarily due to the Zircaloy acquisition, increased volume, and increased costs to manufacture product, partially offset by a decrease in inventory step-up amortization and continuous improvement projects. Product segment gross profit as a percentage of net sales increased by 137 basis points to 43.5% in 2025 from 42.2% in 2024 mainly driven by increased volume, favorable pricing net of material inflation, and a decrease in inventory step-up amortization, partially offset by labor and overhead inflation. Distribution segment cost of goods sold increased by $0.2 million, or 0.3%, from $81.6 million to $81.8 million for the year ended December 31, 2025 as compared to 2024 primarily due to driven by unfavorable mix. Distribution segment gross profit as a percentage of net sales decreased by 57 basis points to 22.0% in 2025 from 22.5% in 2024 mainly driven by unfavorable mix. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. SG&A increased by $24.8 million, or 15.7%, for the year ended December 31, 2025 as compared to 2024 primarily due to the Zircaloy acquisition, increased employee compensation and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs increased by $1.7 million for the year ended December 31, 2025 as compared to 2024 primarily due to the Zircaloy and TYR acquisitions.

Related party expense. Related party expense decreased by $0.9 million for the year ended December 31, 2025 as compared to 2024 and primarily consisted of a $1.0 million fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of Zircaloy for the year ended December 31, 2025, and a $1.8 million fee paid to Kanders & Company, Inc. in connection with the acquisition of Alpha Safety for the year ended December 31, 2024, in each case the expense is related to transaction services.

Interest expense. Interest expense increased by $4.7 million for the year ended December 31, 2025 as compared to 2024 primarily due to the addition of the incremental debt related to recent acquisitions.

Other income (expense), net. Other income, net was $7.5 million for the year ended December 31, 2025 compared to Other expense, net of $4.7 million for the year ended December 31, 2024, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes increased by $0.1 million for the year ended December 31, 2025 as compared to 2024. The effective tax rate was 29.2% for the year ended December 31, 2025 and was higher than the statutory rate due to state taxes, acquisition related expenses and executive compensation, partially offset by equity-based compensation. For the year ended December 31, 2024, the effective tax rate was 33.4% and was higher than the statutory rate due to state taxes, transaction expenses and executive compensation, partially offset by research and development tax credits.

NON-GAAP MEASURES

This Annual Report on Form 10-K includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other (income) expense, net, stock-based compensation expense, stock-based compensation payroll tax expense, long-term incentive plan (“LTIP”) bonus, amortization of inventory step-up, and contingent consideration expense as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most directly comparable GAAP financial measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$44,139	$36,133
Add back:
Depreciation and amortization	18,633	16,420
Interest expense, net	12,480	7,822
Provision for income taxes	18,187	18,085
EBITDA	$93,439	$78,460
Add back:
Restructuring and transaction costs(1)	8,696	7,757
Other (income) expense, net(2)	(7,455)	4,721
Stock-based compensation expense(3)	12,239	8,369
Stock-based compensation payroll tax expense(4)	1,566	441
LTIP bonus(5)	—	49
Amortization of inventory step-up(6)	1,296	3,858
Contingent consideration expense(7)	1,927	1,185
Adjusted EBITDA	$111,708	$104,840
(1)	Reflects the “Restructuring and transaction costs” line item on our consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $1.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Zircaloy for the year ended December 31, 2025 and fees of $1.8 million and $0.3 million paid to Kanders & Company, Inc. for services related to the acquisition of Alpha Safety and execution of our debt refinancing, respectively, for the year ended December 31, 2024, which are included in related party expense in the Company’s consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other income (expense), net” line item on our consolidated statements of operations and comprehensive income and primarily includes transaction gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects the cost of a cash-based long-term incentive plan awarded to employees that vests over three years.
(6)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.
(7)	Reflects contingent consideration expense related to the acquisition of ICOR.

Adjusted EBITDA increased by $6.9 million for the year ended December 31, 2025 as compared to 2024, primarily due to recent acquisitions and favorable pricing net of material inflation, partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments. Our principal sources of liquidity have been cash provided by operating activities, cash on hand and amounts available under our revolving loans and other available borrowings under our existing credit facilities.

For the year ended December 31, 2025, net cash provided from operating activities was $63.7 million and as of December 31, 2025, cash and cash equivalents totaled $122.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the twelve months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on several factors, including (i) the timing and extent of capital expenditures, including investments in our manufacturing facilities and equipment, (ii) the size and timing of acquisitions and other strategic investments, (iii) the timing of debt service requirements, and (iv) general economic conditions and other factors affecting our business. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders may experience dilution, and any new indebtedness could include restrictive covenants that limit our operating flexibility.

Debt

As of December 31, 2025 and December 31, 2024, we had $307.3 million and $223.2 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97.5 million of the $115.0 million available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

There were no amounts outstanding under the 2024 Revolving Loan or the DDTL A-2 Facility as of December 31, 2025 and 2024. As of March 6, 2026, there was $62.5 million outstanding under the 2024 Revolving Loan.

As of December 31, 2025, the Company was in compliance with all applicable covenants under the 2024 Credit Agreement.

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2025 and 2024.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of March 6, 2026, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$63,705	$31,777
Net cash used in investing activities	(96,369)	(147,426)
Net cash provided by (used in) financing activities	31,586	152,667
Effects of foreign exchange rates on cash, cash equivalents and restricted cash	1,472	224
Change in cash, cash equivalents and restricted cash	394	37,242
Cash, cash equivalents and restricted cash, beginning of period	124,933	87,691
Cash, cash equivalents and restricted cash, end of period	$125,327	$124,933

Net cash provided by operating activities

During the year ended December 31, 2025, net cash provided by operating activities of $63.7 million resulted primarily from net income of $44.1 million, a $18.6 million add back to net income for depreciation and amortization, a $12.2 million add back to net income for stock-based compensation, a $2.4 million deduction for unrealized foreign exchange transaction gains and a $16.2 million deduction from net income from changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by a $16.4 million decrease in accounts payable and other liabilities, a $3.6 million increase in inventory, and a $4.5 million increase in prepaid expenses and other assets, partially offset by a decrease in accounts receivable of $8.4 million.

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

Net cash used in investing activities

During the year ended December 31, 2025, we used $96.4 million of cash in investing activities, primarily consisting of $89.6 million for the acquisition of Zircaloy and $6.9 million for purchases of property and equipment.

During the year ended December 31, 2024, we used $147.4 million of cash in investing activities, primarily consisting of $141.8 million for the acquisition of ICOR and Alpha Safety and $5.7 million for purchases of property and equipment.

Net cash provided by (used in) financing activities

During the year ended December 31, 2025, net cash provided by financing activities of $31.6 million resulted primarily from proceeds from term loans of $97.5 million and proceeds from option exercises of $3.4 million, partially offset by principal payments on term loans of $13.8 million, taxes paid in connection with employee stock transactions of $40.2 million and dividends distributed of $15.4 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2025 by period:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Lease obligations(1)	$29,975	$6,856	$9,689	$4,888	$8,542
Debt(2)	309,095	16,266	32,391	260,438	—
Interest on debt(3)	53,542	14,380	26,498	12,664	—
Total contractual obligations	$392,612	$37,502	$68,578	$277,990	$8,542
(1)	Includes future minimum lease payments required under non-cancelable operating and capital leases.
(2)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(3)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of December 31, 2025; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

Business Combinations

We allocate the purchase price, including our estimate of contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable but are subject to estimation uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have in the past and may in the future be exposed to certain market risks, including fluctuations in interest rates and foreign currency exchange rates, in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of December 31, 2025.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of December 31, 2025, we had $308.8 million in outstanding floating rate debt, which bears interest at one-month SOFR (3.72% as of December 31, 2025) plus applicable margin.

We entered into the Swap Agreements to convert a portion of the interest rate exposure on our floating rate debt from variable to fixed and designated them as cash flow hedges. Under the terms of the Swap Agreements, we receive payments based on the 1-month SOFR. A portion of the amount included in accumulated other comprehensive income (loss) is reclassified into interest expense, net as a yield adjustment when interest is either paid or received on the hedged debt. The fair value of our Swap Agreements is based upon Level 2 inputs. We have considered our own credit risk and the credit risk of the counterparties when determining the fair value of our Swap Agreements.

We performed a sensitivity analysis on the principal amount of debt as of December 31, 2025, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.1 million on the principal amount of debt and $0.4 million when including the effect of our Swap Agreements.

As of December 31, 2025, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$78,750	0.812%
May 31, 2023 through July 23, 2026	$43,125	3.905%
February 14, 2025 through December 20, 2029	$37,406	4.080%
April 7, 2025 through December 20, 2029	$48,125	3.545%
July 31, 2025 through December 20, 2029	$97,500	3.449%

During the year ended December 31, 2025, there were no interest rate swap agreements that expired.

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

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $1.8 million for the year ended December 31, 2025. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.4 million for the year ended December 31, 2025, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $1.9 million for the year ended December 31, 2025, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cadre Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cadre Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Jacksonville, Florida

March 10, 2026

CADRE HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$122,898	$124,933
Restricted cash	2,429	—
Accounts receivable, net	110,607	93,523
Inventories	100,263	82,351
Prepaid expenses	14,574	19,027
Other current assets	15,095	7,737
Total current assets	365,866	327,571
Property and equipment, net	78,822	45,243
Operating lease assets	19,778	15,454
Deferred tax assets, net	4,816	4,552
Intangible assets, net	114,984	107,544
Goodwill	181,406	148,157
Other assets	4,359	4,192
Total assets	$770,031	$652,713

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$22,325	$29,644
Accrued liabilities	61,066	46,413
Income tax payable	4,838	6,693
Current portion of long-term debt	16,266	11,375
Total current liabilities	104,495	94,125
Long-term debt	290,987	211,830
Long-term operating lease liabilities	15,039	10,733
Deferred tax liabilities	30,058	18,758
Other liabilities	11,648	5,752
Total liabilities	452,227	341,198

Commitments and contingencies (Note 15)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 42,160,656 and 40,607,988 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	4	4
Additional paid-in capital	282,570	306,821
Accumulated other comprehensive income (loss)	460	(1,389)
Accumulated earnings	34,770	6,079
Total shareholders’ equity	317,804	311,515
Total liabilities, mezzanine equity and shareholders' equity	$770,031	$652,713

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$610,308	$567,561	$482,532
Cost of goods sold	350,680	334,080	281,806
Gross profit	259,628	233,481	200,726
Operating expenses
Selling, general and administrative	183,128	158,323	140,519
Restructuring and transaction costs	7,696	6,007	2,192
Related party expense	1,453	2,390	1,496
Total operating expenses	192,277	166,720	144,207
Operating income	67,351	66,761	56,519
Other expense
Interest expense, net	(12,480)	(7,822)	(4,531)
Other income (expense), net	7,455	(4,721)	936
Total other expense, net	(5,025)	(12,543)	(3,595)
Income before provision for income taxes	62,326	54,218	52,924
Provision for income taxes	(18,187)	(18,085)	(14,283)
Net income	$44,139	$36,133	$38,641

Net income per share:
Basic	$1.08	$0.90	$1.03
Diluted	$1.02	$0.90	$1.02
Weighted average shares outstanding:
Basic	40,866,776	39,945,982	37,533,818
Diluted	43,432,872	40,332,042	37,920,488

Net income	$44,139	$36,133	$38,641
Other comprehensive income:
Unrealized holding (losses) gains on derivative instruments, net of tax(1)	(284)	1,507	775
Reclassification adjustments for gains included in net income, net of tax(2)	(2,625)	(3,261)	(3,157)
Total unrealized loss on derivative instruments, net of tax	(2,909)	(1,754)	(2,382)
Foreign currency translation adjustments, net of tax(3)	4,758	(269)	929
Other comprehensive income (loss)	1,849	(2,023)	(1,453)
Comprehensive income, net of tax	$45,988	$34,110	$37,188

(1) Net of income tax of $95, $501 and $258 for the years ended December 31, 2025, 2024 and 2023, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in interest expense above. Amounts are net of income tax of $874, $1,089 and $1,052 for the years ended December 31, 2025, 2024 and 2023, respectively.

(3) Net of income tax of $409, $303 and $257 for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$44,139	$36,133	$38,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,633	16,420	15,737
Amortization of original issue discount and debt issue costs	1,321	1,109	479
Amortization of inventory step-up	1,296	3,858	—
Deferred income taxes	2,388	(2,064)	(210)
Stock-based compensation	12,239	8,369	9,368
Remeasurement of contingent consideration	1,927	1,185	—
(Recoveries from) provision for losses on accounts receivable	(108)	764	66
Unrealized foreign exchange transaction (gain) loss	(2,356)	1,880	(602)
Other loss (gain)	390	496	(381)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	8,363	(24,902)	6,602
Inventories	(3,617)	10,019	(10,223)
Prepaid expenses and other assets	(4,503)	(5,866)	(302)
Accounts payable and other liabilities	(16,407)	(15,624)	14,034
Net cash provided by operating activities	63,705	31,777	73,209
Cash Flows From Investing Activities:
Purchase of property and equipment	(6,856)	(5,668)	(6,727)
Proceeds from disposition of property and equipment	77	55	207
Business acquisitions, net of cash acquired	(89,590)	(141,813)	—
Net cash used in investing activities	(96,369)	(147,426)	(6,520)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	—	5,500	—
Principal payments on revolving credit facilities	—	(5,500)	—
Proceeds from term loans	97,500	129,422	—
Principal payments on term loans	(13,823)	(43,334)	(10,000)
Proceeds from insurance premium financing	—	—	3,949
Principal payments on insurance premium financing	—	(2,187)	(3,973)
Payments for debt issuance costs	—	(3,105)	—
Taxes paid in connection with employee stock transactions	(40,227)	(5,311)	(2,725)
Proceeds from exercise of stock options	3,377	—	—
Proceeds from secondary offering, net of underwriter discounts	—	91,776	—
Deferred offering costs	—	(683)	—
Dividends distributed	(15,448)	(13,948)	(12,006)
Other	207	37	33
Net cash provided by (used in) financing activities	31,586	152,667	(24,722)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	1,472	224	438
Change in cash, cash equivalents and restricted cash	394	37,242	42,405
Cash, cash equivalents and restricted cash, beginning of period	124,933	87,691	45,286
Cash, cash equivalents and restricted cash, end of period	$125,327	$124,933	$87,691
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$24,920	$24,207	$8,729
Cash paid for interest	$17,842	$14,431	$10,090
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$139	$176	$234

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except for share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings (Deficit)	Equity
Balance, December 31, 2022	37,332,271	$4	$206,540	$2,087	$(42,741)	$165,890
Net income	—	—	—	—	38,641	38,641
Dividends declared ($0.08 per share)	—	—	—	—	(12,006)	(12,006)
Stock-based compensation	—	—	8,782	—	—	8,782
Common stock issued under employee compensation plans	395,837	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(142,077)	—	(2,725)	—	—	(2,725)
Exercise of stock options	1,405	—	33	—	—	33
Foreign currency translation adjustments	—	—	—	929	—	929
Change in fair value of derivative instruments	—	—	—	(2,382)	—	(2,382)
Balance, December 31, 2023	37,587,436	$4	$212,630	$634	$(16,106)	$197,162
Net income	—	—	—	—	36,133	36,133
Issuance of common stock in secondary offering, net of underwriter discounts and issuance costs	2,745,719	—	91,093	—	—	91,093
Dividends declared ($0.0875 per share)	—	—	—	—	(13,948)	(13,948)
Stock-based compensation	—	—	8,372	—	—	8,372
Common stock issued under employee compensation plans	423,688	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(150,680)	—	(5,311)	—	—	(5,311)
Exercise of stock options	1,825	—	37	—	—	37
Foreign currency translation adjustments	—	—	—	(269)	—	(269)
Change in fair value of derivative instruments	—	—	—	(1,754)	—	(1,754)
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515
Net income	—	—	—	—	44,139	44,139
Dividends declared ($0.095 per share)	—	—	—	—	(15,448)	(15,448)
Stock-based compensation	—	—	12,599	—	—	12,599
Common stock issued under employee compensation plans	2,347,430	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(936,424)	—	(40,227)	—	—	(40,227)
Exercise of stock options	141,662	—	3,377	—	—	3,377
Foreign currency translation adjustments	—	—	—	4,758	—	4,758
Change in fair value of derivative instruments	—	—	—	(2,909)	—	(2,909)
Balance, December 31, 2025	42,160,656	$4	$282,570	$460	$34,770	$317,804

The accompanying notes are an integral part of these consolidated financial statements.

CADRE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(In thousands, except for share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Cadre Holdings, Inc. (the “Company”, “Cadre”, “we”, “us”, and “our”), a Delaware corporation, began operations on April 12, 2012. The Company, headquartered in Jacksonville, Florida, is a global leader in manufacturing and distributing safety equipment and other related products for the law enforcement, first responder, military and nuclear markets. The business operates through manufacturing plants within the U.S., Mexico, Canada, the United Kingdom, Germany, Italy, France, and Lithuania, and sells its products worldwide through its direct sales force, distribution channel and distribution partners, online stores, and third-party resellers.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. We will cease to be an emerging growth company no later than December 31, 2026, the last day of the fiscal year in which the fifth anniversary of our initial public offering occurs. Following that date, we will no longer be entitled to rely on the reduced disclosure and other accommodations available to emerging growth companies.

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

The Company’s financial instruments consist principally of cash and cash equivalents (which consist of money market funds), restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, income taxes payable and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and income taxes payable approximate their current fair value due to the relatively short-term nature of these accounts.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are defined as highly-liquid, short-term investments having an original maturity of three months or less. Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of December 31, 2025, the Company had $2,944 in outstanding letters of credits that were collateralized by restricted cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented in our consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in our consolidated statements of cash flows:

	Year ended December 31,
	2025	2024
Cash and cash equivalents	$122,898	$124,933
Restricted cash	2,429	—
Total cash, cash equivalents and restricted cash	$125,327	$124,933

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

Cloud Computing Arrangements

The Company capitalizes implementation costs incurred in cloud computing arrangements that are service contracts. The short-term portion of deferred implementation costs is included in prepaid expenses in the consolidated balance sheets, which is the same line as the prepaid hosting fees, while the long-term portion of these deferred costs is included in other assets in the consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options. Amortization expense is recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations and comprehensive income, which is within the same line item as the related hosting fees. Unamortized deferred implementation costs were $3,758 and $2,075 as of December 31, 2025 and 2024, respectively, of which $943 and $592 was recorded in prepaid expenses for the respective years. The Company recorded amortization expense of $321, $218 and $16 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In evaluating goodwill and indefinite-lived intangible assets for impairment, qualitative factors can be considered to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its respective carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, or entity-specific events. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit or intangible asset’s fair value is less than its respective carrying amount, the Company performs a quantitative analysis to compare the fair value of a reporting unit or intangible asset to its respective carrying value.

If a quantitative analysis is performed, the Company determines the fair value of reporting units based on a combination of the income approach and market approach, weighted based on the circumstances. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the Company’s best estimate of the weighted average cost of capital of a market participant and is adjusted for appropriate risk factors. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

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

The Company has certain long-term contracts that contain performance obligations that are satisfied over time. The Company invoices the customer once billing milestones are reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

Sales commissions paid to employees as compensation are expensed as incurred for contracts with service periods less than one year. For contracts with service periods greater than one year, these costs have historically been immaterial and are capitalized and amortized over the life of the contract. Commission costs are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

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

The following table sets forth the changes in the Company’s accrued warranties, which is recorded in accrued liabilities in the consolidated balance sheets:

	Year ended December 31,
	2025	2024
Beginning accrued warranty expense	$1,760	$1,610
Current period claims	(96)	(647)
Provision for current period sales	408	797
Ending accrued warranty expense	$2,072	$1,760

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

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses primarily consist of marketing, promotions, catalog, and trade show expenses and were $6,762, $5,936 and $6,145 for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Research and Development

Research and development expenses are expensed as incurred and included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. Total research and development costs were $11,396, $8,380 and $6,954 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Year ended December 31,
	2025	2024	2023
Net income	$44,139	$36,133	$38,641

Weighted average shares outstanding - basic	40,866,776	39,945,982	37,533,818
Effect of dilutive securities:
Stock-based awards	2,566,096	386,060	386,670
Weighted average shares outstanding - diluted	43,432,872	40,332,042	37,920,488
Net income per share:
Basic	$1.08	$0.90	$1.03
Diluted	$1.02	$0.90	$1.02

For the years ended December 31, 2025, 2024, and 2023, equity awards of 644,823, 328,474, and 649,459, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

Risk and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States and foreign countries are mitigated by banking with federally insured, creditworthy institutions, although certain of our cash deposits exceed the federally insured limits. As of December 31, 2025 and 2024, the Company had deposits of $32,462 and $10,002, respectively, at foreign financial institutions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The Company adopted this standard in the current fiscal year on a prospective basis. See Note 16 for further information.

Accounting Pronouncements Not Yet Adopted

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Zircaloy were $4,520, including $1,000 paid to a related party as discussed in Note 18.

Total consideration, net of cash acquired, was $89,590 for 100% of the equity interests in Zircaloy. The total consideration was as follows:

Cash paid	$98,895
Less: cash and cash equivalents acquired	(6,896)
Less: restricted cash acquired	(2,409)
Total consideration, net	$89,590

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have increased goodwill by $7,144 for changes in assumptions used to fair value intangible assets, property, plant and equipment, and current and deferred tax liabilities. The fair value measurements of identifiable assets and liabilities, specifically deferred tax assets and liabilities, and the resulting goodwill related to the Zircaloy acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Zircaloy acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$89,590

Accounts receivable	$24,099
Inventories	14,025
Prepaid expenses and other current assets	2,403
Property and equipment	34,431
Operating lease assets	5,146
Intangible assets	14,400
Goodwill	30,947
Total assets acquired	125,451
Accounts payable	3,028
Accrued liabilities	16,446
Long-term operating lease liabilities	4,564
Deferred tax liabilities	9,208
Other liabilities	2,615
Total liabilities assumed	35,861
Net assets acquired	$89,590

In connection with the acquisition, the Company acquired exclusive rights to Zircaloy’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$5,600	17
Technology	3,500	13
Trademarks	5,300	13
Total	$14,400

The full amount of goodwill is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and Zircaloy prior to the acquisition. Zircaloy revenue is included in the Product segment from the date of acquisition and amounted to $49,220 for the year ended December 31, 2025. It is not practical to determine the amount of earnings related to Zircaloy from the date of acquisition. The acquisition is not expected to be material to our operations and consequently we have not included any pro-forma information.

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

As part of the ICOR acquisition, the purchase agreement with respect to the acquisition provided for the payment of contingent consideration of up to CDN$8,000 (approximately $5,797 on the acquisition date) based upon future cumulative net sales during the three-year period ended January 9, 2027. Using a Monte-Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $2,225 as of January 9, 2024. Significant unobservable inputs used in the valuation include a discount rate of 6.2% and the probability adjusted net sales during the contingency period. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income in the consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The following table summarizes the changes in the contingent consideration liability for the years ended December 31, 2025 and 2024:

Balance, December 31, 2023	$—
ICOR acquisition	2,226
Fair value adjustment	1,185
Foreign currency translation adjustments	(200)
Balance, December 31, 2024	$3,211
Fair value adjustment	1,927
Foreign currency translation adjustments	188
Balance, December 31, 2025	$5,326

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

In connection with the acquisition, the Company acquired exclusive rights to Alpha Safety’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$17,900	20
Technology	35,200	15
Trademarks	4,700	10
Total	$57,800

The full amount of goodwill of $49,133 is expected to be non-deductible for tax purposes.

3.	ACCOUNTS RECEIVABLE, NET

The following is a reconciliation of the changes in our allowance for doubtful accounts during 2025 and 2024:

	Year ended December 31,
	2025	2024
Beginning allowance for doubtful accounts	$876	$635
(Recoveries) provision	(108)	764
Write-offs	(495)	(523)
Ending allowance for doubtful accounts	$273	$876
4.

4.	REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Year Ended December 31,
	2025	2024	2023
U.S. state and local agencies (a)	$300,115	$298,276	$282,318
Commercial	47,159	44,498	42,406
U.S. federal agencies	105,998	100,336	57,447
International	148,903	112,342	97,058
Other	8,133	12,109	3,303
Net sales	$610,308	$567,561	$482,532

(a) Includes all Distribution sales

	Year Ended December 31,
	2025	2024	2023
United States	$461,405	$455,219	$385,474
International	148,903	112,342	97,058
Net sales	$610,308	$567,561	$482,532

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. The Company has determined that it has an unconditional right to consideration for these amounts and therefore includes contract assets in accounts receivable, net in the Company’s consolidated balance sheets and totaled $17,875 and $9,550 as of December 31, 2025 and 2024, respectively.

Contract liabilities are recorded when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s consolidated balance sheets as they are expected to be recognized in revenue within one year. Contract liabilities totaled $12,023 and $7,470 as of December 31, 2025 and 2024, respectively, with $6,159 of the 2024 contract liabilities being recognized in revenue during the year ended December 31, 2025.

Remaining Performance Obligations

As of December 31, 2025, we had $72,900 of remaining unfulfilled performance obligations, which included amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606, Revenue from Contracts with Customers, as of December 31, 2025. We expect to recognize approximately 69% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

5.	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,092	$84,092	$—	$—	$110,671	$110,671	$—	$—
Derivative instruments (Note 11)	$1,181	$—	$1,181	$—	$4,465	$—	$4,465	$—

Liabilities:
Derivative instruments (Note 11)	$1,701	$—	$1,701	$—	$—	$—	$—	$—
Contingent consideration (Note 2)	$5,326	$—	$—	$5,326	$3,211	$—	$—	$3,211

There were no transfers of assets or liabilities between levels during the years ended December 31, 2025 and 2024.

6.	INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Finished goods	$31,055	$31,209
Work-in-process	10,007	8,321
Raw materials and supplies	59,201	42,821
Total	$100,263	$82,351
7.

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2025	2024
Land	$9,462	$7,522
Building and improvements	45,451	24,527
Furniture and fixtures	2,428	1,994
Computer hardware and software	24,829	23,633
Machinery and equipment	53,597	35,044
Finance leases	3,012	—
Construction in progress	3,168	6,907
	141,947	99,627
Less accumulated depreciation	(63,125)	(54,384)
Total	$78,822	$45,243

The Company recorded depreciation expense of $9,413, $7,167 and $7,943 for the years ended December 31, 2025, 2024 and 2023, respectively, of which $6,437, $3,957 and $4,590 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2025 and 2024 by reporting segment:

	Product	Distribution	Total
Balance, December 31, 2023	$79,051	$2,616	$81,667
ICOR acquisition	18,980	—	18,980
Alpha Safety acquisition	48,554	—	48,554
Measurement period adjustments	201	—	201
Foreign currency translation adjustments	(1,245)	—	(1,245)
Balance, December 31, 2024	$145,541	$2,616	$148,157
Zircaloy acquisition	23,803	—	23,803
Measurement period adjustments	7,144	—	7,144
Foreign currency translation adjustments	2,302	—	2,302
Balance, December 31, 2025	$178,790	$2,616	$181,406

Impairment of Goodwill

No impairment losses were recorded during the years ended December 31, 2025, 2024 and 2023. Gross goodwill and accumulated impairment losses were $188,991 and $7,585, respectively, as of December 31, 2025 and $155,742 and $7,585, respectively, as of December 31, 2024.

Intangible Assets

Intangible assets such as certain customer relationships and patents on core technologies and product technologies are amortizable over their estimated useful lives. Certain trade names and trademarks which provide exclusive and perpetual rights to manufacture and sell their respective products are deemed indefinite-lived and are therefore not subject to amortization.

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$112,693	$(73,577)	$39,116	17
Technology	69,056	(20,587)	48,469	13
Tradenames	18,045	(8,078)	9,967	12
Non-compete agreements	1,037	(1,037)	—	-
	$200,831	$(103,279)	$97,552
Indefinite-lived intangibles:
Tradenames	17,432	—	17,432	Indefinite
Total	$218,263	$(103,279)	$114,984

	December 31, 2024
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$105,060	$(69,118)	$35,942	17
Technology	64,600	(15,819)	48,781	13
Tradenames	12,596	(6,941)	5,655	9
Non-compete agreements	996	(996)	—	-
	$183,252	$(92,874)	$90,378
Indefinite-lived intangibles:
Tradenames	17,166	—	17,166	Indefinite
Total	$200,418	$(92,874)	$107,544

The Company recorded amortization expense of $9,220, $9,253 and $7,794 for the years ended December 31, 2025, 2024 and 2023, respectively, of which $4,612, $3,962 and $465 was included in cost of goods sold in the consolidated statements of operations and comprehensive income for the respective years.

The estimated amortization expense for definite-lived intangible assets for the next five years and thereafter is as follows:

2026	$9,326
2027	9,145
2028	9,145
2029	9,043
2030	8,330
Thereafter	52,563
Total	$97,552
9.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Accrued expenses	$3,903	$5,371
Accrued compensation and payroll tax	26,762	23,762
Accrued interest payable	159	142
Accrued warranties	2,072	1,760
Contract liabilities and customer credits	12,737	4,915
Current lease liabilities	5,543	4,824
Other accrued liabilities	9,890	5,639
Total	$61,066	$46,413
10.

10.	DEBT

The Company’s debt is as follows:

	December 31,
	2025	2024
Short-term debt:
Current portion of term loan	$16,125	$11,250
Current portion of other	141	125
	$16,266	$11,375
Long-term debt:
Term loan	292,688	213,750
Other	141	251
	$292,829	$214,001
Unamortized debt discount and debt issuance costs	(1,842)	(2,171)
Total long-term debt, net	$290,987	$211,830

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs:

2026	$16,266
2027	16,266
2028	16,125
2029	260,438
Total principal payments	$309,095

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

As of December 31, 2025 and 2024, the Company had unamortized deferred debt costs of $1,842 and $2,171, respectively, included as an offset to debt in the consolidated balance sheets.

There were no amounts outstanding under any revolving loans as of December 31, 2025 and 2024. As of December 31, 2025, there were $1,975 in outstanding letters of credit and $173,025 of availability.

As of December 31, 2025 and 2024, the term loan outstanding principal balance was $308,813 and $225,000 and bore interest at 5.47% and 6.13%, respectively.

Pursuant to the 2024 Credit Agreement, the 2024 Borrower (i) borrowed $225,000 under a term loan facility (the “2024 Term Loans”), (ii) may borrow up to $175,000 under a revolving credit facility (the “2024 Revolving Loan”), including up to $30,000 for letters of credit and up to $10,000 for swingline loans, (iii) may borrow up to $115,000 under a delayed draw term loan A-1 facility (the “DDTL A-1 Facility”) available through June 20, 2025, and (iv) may borrow up to $75,000 under a delayed draw term loan A-2 facility (the “DDTL A-2 Facility”) available through June 20, 2026. Each of these facilities matures on December 20, 2029. The proceeds of the 2024 Term Loans were used to refinance the outstanding term loans under the prior credit agreement and to pay fees and expenses incurred in connection with entering into the 2024 Credit Agreement. The 2024 Credit Agreement also permits the 2024 Borrower, subject to certain requirements, to arrange with lenders for an aggregate of $100,000 (or more if certain leverage ratios are met) of additional revolving and/or term loan commitments (both of which are currently uncommitted).

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

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. The DDTL- A-1 Facility has the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date

Canadian Credit Facility

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

There were no amounts outstanding under the Revolving Canadian Loan as of December 31, 2025 and 2024.

Fair Value of Debt

The fair value of our long-term debt obligations equaled the carrying value as of December 31, 2025. The Company classifies its long-term debt within Level 2 of the fair value hierarchy.

11.	DERIVATIVES

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (3.72% as of December 31, 2025). We had the following Swap Agreements as of December 31, 2025:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$78,750	0.812%
May 31, 2023 through July 23, 2026	$43,125	3.905%
February 14, 2025 through December 20, 2029	$37,406	4.080%
April 7, 2025 through December 20, 2029	$48,125	3.545%
July 31, 2025 through December 20, 2029	$97,500	3.449%

During the year ended December 31, 2025, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the consolidated balance sheets was as follows:

	December 31,
Balance Sheet Accounts	2025	2024
Other current assets	$1,181	$2,749
Other assets	$—	$1,298
Accrued liabilities	$472	$—
Other liabilities	$1,229	$—

A cumulative gain, net of tax, of $431 and $2,917 is recorded in accumulated other comprehensive (loss) income as of December 31, 2025 and 2024, respectively.

The amount of gain, net of tax, recognized in other comprehensive income for the years ended December 31, 2025, 2024 and 2023 was $722, $1,821 and $6,444, respectively. There was a gain, net of tax, of $2,626, $3,261 and $618 reclassified from accumulated other comprehensive income (loss) into earnings for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, approximately $652 is expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next twelve months.

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

As of December 31, 2025, the Company had outstanding contracts with a total notional amount of $125,063 MXN and recognized a cumulative loss, net of tax, in accumulated other comprehensive income (loss) of $125 and $314 as of December 31, 2025 and 2024, respectively.

The Company recognized a gain, net of tax, of $438 and $314 in other comprehensive income (loss) for the years ended December 31, 2025 and 2024, respectively. There was a gain, net of tax, of $1 and $— reclassified from accumulated other comprehensive income (loss) into earnings for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, approximately $125 is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Dividends

On January 21, 2025, the Company announced that its board of directors approved the continuation of a quarterly cash dividend policy of $0.095 per share of the Company’s common stock, or $0.38 per share on an annualized basis, representing an increase of 3 cents over the previous annualized dividend of $0.35 per share. The declaration and payment of future quarterly cash dividends is subject to the discretion of and approval of the Company’s board of directors. Our cash dividends totaled $15,448, $13,948 and $12,006 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Compensation cost related to phantom awards was $0, $552 and $4,371 for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in selling, general, and administrative expense. As of December 31, 2024, there were no remaining awards outstanding.

2021 Stock Incentive Plan

In November 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary companies’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary companies’ employees and consultants. As of December 31, 2025, 8,692,050 shares of common stock were reserved and available for issuance under the 2021 Plan.

Performance Awards

On November 4, 2021, the Company issued and granted to certain employees a total of 2,600,000 RSUs under the 2021 Plan, of which 2,250,000 will vest upon satisfaction of a market condition and 350,000 will vest upon satisfaction of a market and service condition. The market condition was defined as the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $40.00 per share for twenty consecutive trading days on or before November 8, 2031. The fair value of the performance awards grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

2021
Number issued	2,600,000
Vesting period	$40.00 stock price target
Grant price (per share)	$4.65
Dividend yield	0.0%
Expected volatility	32.08%
Risk-free interest rate	1.59%
Expected term (years)	5.67
Weighted average fair value (per share)	$4.65

A summary of our performance awards activity for the year ended December 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	2,600,000	$4.65
Granted	—	—
Vested	(2,250,000)	4.65
Forfeited	—	—
Outstanding at December 31, 2025	350,000	$4.65

The market condition was satisfied on November 20, 2025, resulting in the acceleration of unrecognized compensation cost related to the portion of performance awards containing a market condition only. The remaining unvested performance awards will be ratably expensed through the explicit service period ending November 8, 2026. Compensation cost related to performance awards was $5,074, $2,138 and $2,132 for the years ended December 31, 2025, 2024 and 2023 and is recorded in selling, general, and administrative expense. As of December 31, 2025, there was $276 of unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 0.9 years.

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

The fair value of each option grant has been estimated as of the date of grant with the following assumptions:

	2025	2024	2023
Number issued	381,220	328,474	395,253
Vesting period	1 - 3 years	1 - 3 years	1 - 3 years
Grant price (per share)	$32.77 - $34.91	$34.66	$20.53
Dividend yield	1.09% - 1.16%	1.01%	1.56%
Expected volatility	28.50% - 28.73%	28.70%	31.40%
Risk-free interest rate	3.96% - 4.19%	4.36%	3.68%
Expected term (years)	4.68 - 6.00	4.68 - 6.00	4.68 - 6.00
Weighted average fair value (per share)	$10.88	$8.13	$6.34

A summary of our stock option activity for the year ended December 31, 2025 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic	Remaining Contractual
	Options	Exercise Price	Value	Life (in years)
Outstanding at December 31, 2024	1,088,108	$25.81	$7,839	8.2
Granted	381,220	34.55
Exercised	(141,662)	23.68	2,577
Forfeited	—	—
Outstanding at December 31, 2025	1,327,666	$28.55	$16,323	7.8
Exercisable at December 31, 2025	709,898	$25.31	$11,025	7.1
Vested and expected to vest at December 31, 2025	1,327,666	$28.55	$16,323	7.8

Compensation cost related to stock options was $3,248, $2,841 and $1,619 for the years ended December 31, 2025, 2024 and 2023 and is recorded in selling, general, and administrative expense. As of December 31, 2025, there was $4,096 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

Restricted stock units generally vest in either three equal installments over a three-year period or cliff vest after a three-year period from the date of grant and have a grant date fair value of the Company’s closing stock price on the date of grant.

A summary of our RSU activity for the year ended December 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	264,555	$29.11
Granted	130,523	34.91
Vested	(88,600)	26.22
Forfeited	—	—
Outstanding at December 31, 2025	306,478	$32.41

Compensation cost related to RSUs was $3,913, $2,816 and $1,267 for the years ended December 31, 2025, 2024 and 2023 and is recorded in selling, general, and administrative expense. As of December 31, 2025, there was $5,655 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Contributions to the plans are made by both the employee and the Company. The Company’s contributions to the plans were $4,801, $3,811 and $2,380 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Total compensation expense related to this plan was $0, $49 and $860 for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in selling, general and administrative in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2024, there were no remaining awards outstanding.

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

16.	INCOME TAXES

Consolidated income from continuing operations before provision for income taxes consisted of the following:

	Year ended December 31,
	2025	2024	2023
U.S. operations	$45,085	$51,153	$49,603
Foreign operations	17,241	3,065	3,321
Income before provision for income taxes	$62,326	$54,218	$52,924

The provision for income taxes is detailed below:

	Year ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$6,689	$13,458	$9,969
State	1,872	3,424	1,811
Foreign	7,238	3,267	2,713
Total current provision	15,799	20,149	14,493
Deferred tax provision (benefit) :
Federal	3,661	(300)	1,692
State	698	(57)	322
Foreign	(1,971)	(1,707)	(2,224)
Total deferred provision (benefit)	2,388	(2,064)	(210)
Total provision for income taxes	$18,187	$18,085	$14,283

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements for the year ended December 31, 2025 in accordance with ASU 2023-09:

	Year ended December 31,
	2025
	Amount	Percentage
U.S. Federal statutory income tax rate	$13,088	21.0%
State income taxes, net of federal income taxes(1)	2,147	3.5
Foreign tax effects
Canada:
Statutory tax rate differential	1,021	1.6
Acquisition related contingent consideration	649	1.0
Other	261	0.4
Other jurisdictions	357	0.6
Effect of cross-border tax laws
Global intangible low taxed income	278	0.5
Other	(25)	(0.1)
Nontaxable or nondeductible items
Executive compensation	2,418	3.9
Equity based compensation	(2,342)	(3.7)
Acquisition related transaction costs	964	1.6
Other	(31)	(0.1)
Changes in unrecognized tax benefits	(598)	(1.0)
Total tax provision and effective tax rate	$18,187	29.2%

(1)	State taxes in California, Florida, Massachusetts and New Jersey make up the majority of the tax effect in this category.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	5.7	4.6
Change in valuation allowance	—	—
Current year tax credits	(0.7)	(0.7)
Difference between foreign and federal tax rate	0.9	0.7
Permanent items	6.2	1.6
Reserve for uncertain tax positions	—	—
Other	0.3	(0.2)
Effective tax rate	33.4%	27.0%

The following is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025, in accordance with ASU 2023-09:

2025
U.S. Federal	$15,736
U.S. State and local	3,125
Foreign
Canada	2,963
Germany	1,660
Other	1,436
Total taxes paid, net of amounts refunded	$24,920

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

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The tax effects of temporary differences giving rise to significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carry forwards	$5,278	$5,684
Accrued liabilities	6,770	4,676
Reserves and other	3,820	4,020
263A uniform capitalization costs	262	205
Other deferred tax assets	4,985	7,004
Total deferred tax assets	21,115	21,589
Valuation allowance	(1,064)	(1,354)
Net deferred tax assets	20,051	20,235
Deferred tax liabilities:
Intangibles	(23,193)	(20,994)
Depreciation	(7,343)	(3,625)
Goodwill	(10,975)	(9,673)
Other	(3,782)	(149)
Total deferred tax liabilities	(45,293)	(34,441)
Total deferred income taxes	$(25,242)	$(14,206)

In assessing the realizability of deferred income tax assets, the Company performs an evaluation of whether it is more likely than not that some portion, or all, of its deferred income tax assets will not be realized. During the course of this evaluation, the Company considers all available positive and negative evidence and if, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The Company established a valuation allowance of $1,064 and $1,354 as of December 31, 2025 and 2024, respectively, primarily relating to certain net operating loss and tax credit carryforwards that the Company believes are not more likely than not to be realized.

As of December 31, 2025, the Company had state and foreign net operating loss carryforwards with a range of lives from 20 years to indefinite that begin expiring in 2026.  As of December 31, 2025, the Company had U.S. federal tax credit carryforwards that expire in 2027.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect the Company’s effective tax rate was $1,460 as of December 31, 2025. A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2025 and 2024 is as follows:

	Year ended December 31,
	2025	2024
Beginning unrecognized tax benefits	$1,977	$2,052
Additions to tax positions of prior years	81	—
Reductions to tax positions of prior years	—	(75)
Reductions for lapse of statute	(598)	—
Ending unrecognized tax benefits	$1,460	$1,977

The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense. No amounts representing penalties and interest were recorded as income tax expense during the years ended December 31, 2025, 2024 and 2023. The Company had no interest or penalties accrued in the consolidated balance sheets as of December 31, 2025 and 2024.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and local, and certain foreign jurisdictions. As of December 31, 2025, the Company’s tax years subsequent to 2017 are subject to examination by tax authorities.

17.LEASES

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

The amount of assets and liabilities related to our leases were as follows:

		December 31,
	Balance Sheet Accounts	2025	2024
Assets:
Operating lease assets	Operating lease assets	$19,778	$15,454
Finance lease assets	Property and equipment, net	2,751	—
Total lease assets		$22,529	$15,454

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$5,543	$4,824
Finance lease liabilities	Accrued liabilities	277	—
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	15,039	10,733
Finance lease liabilities	Other liabilities	2,490	—
Total lease liabilities		$23,349	$15,557

The components of lease expense are recorded to cost of sales and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$169	$—	$—
Interest on lease liabilities	112	—	—
Fixed operating lease costs(1)	6,603	5,445	$3,981
Variable operating lease costs	1,953	1,334	1,441
Total lease cost	$8,837	$6,779	$5,422

(1) Includes short-term leases, which are immaterial.

The weighted average remaining lease term and weighted average discount rate is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	5.9	3.1
Finance leases	27.2	—

Weighted average discount rate:
Operating leases	3.72%	3.14%
Finance leases	5.34%	—

The estimated future minimum lease payments under leases as of December 31, 2025 is as follows:

	Finance Leases	Operating Leases
2026	$450	$6,406
2027	396	5,038
2028	396	3,859
2029	367	2,783
2030	386	1,352
Thereafter	3,985	4,557
Total future lease payments	5,980	23,995
Less: Amount representing interest	(3,213)	(3,413)
Present value of lease liabilities	$2,767	$20,582

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,845	$5,266
Financing cash flows - finance leases	$272	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11,371	$10,044
Finance leases	$2,873	$—

18.RELATED PARTY TRANSACTIONS

The Company incurred the following expenses from Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for transaction-related services including strategic planning, market and financial analysis, operational reviews, regulatory and compliance review, and post-closing integration support. These expenses are included in related party expense in the Company’s consolidated statements of operations and comprehensive income for the respective year.

For the year ended December 31, 2025, $1,000 for services related to the acquisition of Zircaloy.

For the year ended December 31, 2024, $250 for services related to the execution of our debt refinancing and $1,750 for services related to the acquisition of Alpha Safety

For the year ended December 31, 2023, $1,000 for services related to the acquisition of ICOR.

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

	Year Ended December 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$543,713	$104,904	$(38,309)	$610,308
Cost of goods sold	307,056	81,846	(38,222)	350,680
Gross profit	$236,657	$23,058	$(87)	$259,628

	Year Ended December 31, 2024
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$497,624	$105,397	$(35,460)	$567,561
Cost of goods sold	287,864	81,631	(35,415)	334,080
Gross profit	$209,760	$23,766	$(45)	$233,481

	Year Ended December 31, 2023
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$410,825	$102,371	$(30,664)	$482,532
Cost of goods sold	233,937	78,335	(30,466)	281,806
Gross profit	$176,888	$24,036	$(198)	$200,726

(1)	Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

20. SUBSEQUENT EVENTS

In January 2026, the Company completed the acquisition of TYR Tactical, LLC (“TYR”) and certain real property owned by an affiliate of TYR for approximately $174,000. The purchase consideration was comprised of $150,000 of cash and $24,000 of Cadre common stock, subject to finalization of normal working capital adjustments.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of TYR will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of TYR will be included in the operations of the Company beginning on the closing date. As of the date of the filing of this Form 10-K, the initial purchase price allocation has not been prepared as there has not been sufficient time to complete the related analyses.

Also in January 2026, in connection with the acquisition of TYR, the Company drew $62,500 on the 2024 Revolving Loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports the Company file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

On April 22, 2025, the Company completed the acquisition of Zircaloy. Management excluded Zircaloy from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, because it was impracticable to conduct an assessment of Zircaloy’s internal control over financial reporting within the required timeframe. Zircaloy’s combined financial statements constitute 12% of total assets (excluding goodwill and intangible assets, which are included within the assessment) and 8% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2025.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three month period ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such three month period ended December 31, 2025 adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning the executive officers of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year (the “Proxy Statement for the 2026 Annual Meeting of Stockholders”). References in this Part III to headings in the Proxy Statement for the 2026 Annual Meeting of Stockholders are intended to refer to such headings or similar captions. Information concerning directors of the Company required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information concerning the Audit Committee of the Company’s Board of Directors, and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Audit Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information concerning the Compensation Committee of the Company’s Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Compensation Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding the Nominating/Corporate Governance Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Governance of the Company– Nominating/Corporate Governance Committee” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications with Directors” in the Proxy Statement for the 2026 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1 and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Director Summary Compensation Table,” “Discussion of Director Compensation,” “Involvement in Certain Legal Proceedings”, “Anti-Hedging Policy”, “Summary Compensation Table”, “Narrative Disclosure to Summary Compensation Table”, and “Outstanding Equity Awards at 2025 Year End” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Beneficial Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Governance of the Company– Director Independence” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated and made part hereof herein by reference to the material appearing under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

2.4

Securities Purchase Agreement, by and among Cadre Holdings, Inc., Safariland, LLC and RG Beck AZ, Inc., dated as of October 28, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 3, 2025).

2.5

Amendment No. 1 to Securities Purchase Agreement, by and among Cadre Holdings, Inc., Safariland, LLC, and RG Beck AZ, Inc., dated as of January 29, 2026 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 2, 2026).

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

10.01	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.02	Form of Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.03	Form of Stock Award Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +
10.04	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021).
10.05

Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021). +

10.6

First Amendment to Employment Agreement between Cadre Holdings, Inc. and Warren B. Kanders, dated September 1, 2021 (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021). +

10.7

Employment Agreement between Cadre Holdings, Inc. and Brad Williams, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2025). +

10.8

Employment Agreement between Cadre Holdings, Inc. and Blaine Browers, dated as of January 24, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2025). +

10.9

Credit Agreement, dated July 23, 2021, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 27, 2021).
10.10

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

10.11

Second Amendment to Credit Agreement, dated December 14, 2022, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 15, 2023).

10.12

Third Amendment to Credit Agreement, dated May 31, 2023, by and among Cadre Holdings, Inc., certain of its domestic subsidiaries, as guarantors, PNC Bank, National Association, administrative agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2023).

10.13

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

10.14

Amended and Restated Credit Agreement, dated as of December 20, 2024, by and among, Safariland, LLC, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and an Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.15

Loan Agreement, dated as of October 14, 2021, by and among Med-Eng Holdings ULC and Pacific Safety Products Inc., as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 28, 2021).

10.16	Cadre Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).+
19.1*	Cadre Holdings, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cadre Holdings, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2026.

CADRE HOLDINGS, INC.

By:	/s/ Blaine Browers
Blaine Browers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

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