Form 10-Q
period 2026-03-31
Cadre Holdings, Inc.
filed 2026-05-11
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 1, 2026, there were 42,797,451 shares of common stock, par value $0.0001, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the availability of capital to satisfy our working capital requirements;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
●	our expectations regarding market acceptance of our products;
●	the success of competing products by others that are or become available in the market in which we sell our products;
●	the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations;
●	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;
●	the effect of an outbreak of disease or similar public health threat on the Company’s business;
●	logistical challenges related to supply chain disruptions and delays;
●	the impact of inflationary pressures and our ability to mitigate such impacts with pricing and productivity;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
●	the operation of our information technology systems without material interruption, including due to natural disasters, vendor business interruptions, or other causes;
●	our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems;
●	cybersecurity incidents, including previously experienced incidents, information technology outages, and evolving privacy and cybersecurity requirements, which could disrupt operations and expose us to liability and reputational harm, depending in part on the effectiveness of our response and mitigation efforts;
●	our ability to protect our trade secrets or other proprietary rights and operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
●	our ability to maintain a quarterly dividend;
●	the expenses associated with being a public company, including but not limited to expenses associated with disclosure and reporting obligations;
●	our ability to comply with additional reporting, governance, and internal control requirements when we cease to be an emerging growth company;
●	evolving climate and ESG related stakeholder expectations and regulatory requirements, which are uncertain and may result in increased compliance costs, litigation, and reputational harm;
●	any material differences in the actual financial results of the Company’s past and future acquisitions as compared with the Company’s expectations;
●	our ability to integrate the operations of the businesses we have acquired or may acquire in the future;
●	the impact of changes in tariffs, tax laws, global trade policies as well as instability and volatility in global markets; and
●	other risks and uncertainties set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$41,272	$122,898
Restricted cash	2,380	2,429
Accounts receivable, net of allowance for doubtful accounts of $300 and $273, respectively	111,292	110,607
Inventories	130,989	100,263
Prepaid expenses	15,782	14,574
Other current assets	17,049	15,095
Total current assets	318,764	365,866
Property and equipment, net of accumulated depreciation and amortization of $64,925 and $63,125, respectively	124,115	78,822
Operating lease assets	22,885	19,778
Deferred tax assets, net	4,731	4,816
Intangible assets, net	173,321	114,984
Goodwill	231,225	181,406
Other assets	4,695	4,359
Total assets	$879,736	$770,031

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$39,901	$22,325
Accrued liabilities	82,387	61,066
Income tax payable	2,618	4,838
Current portion of long-term debt	16,263	16,266
Total current liabilities	141,169	104,495
Long-term debt	349,567	290,987
Long-term operating lease liabilities	14,969	15,039
Deferred tax liabilities	30,097	30,058
Other liabilities	7,818	11,648
Total liabilities	543,620	452,227

Commitments and contingencies (Note 9)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 42,797,451 and 42,160,656 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	4	4
Additional paid-in capital	305,897	282,570
Accumulated other comprehensive (loss) income	(2,248)	460
Accumulated earnings	32,463	34,770
Total shareholders’ equity	336,116	317,804
Total liabilities, mezzanine equity and shareholders' equity	$879,736	$770,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$155,429	$130,106
Cost of goods sold	95,263	73,975
Gross profit	60,166	56,131
Operating expenses
Selling, general and administrative	48,833	41,753
Restructuring and transaction costs	1,842	698
Related party expense	2,000	128
Total operating expenses	52,675	42,579
Operating income	7,491	13,552
Other expense
Interest expense, net	(4,271)	(2,231)
Other (expense) income, net	(389)	1,287
Total other expense, net	(4,660)	(944)
Income before provision for income taxes	2,831	12,608
Provision for income taxes	(856)	(3,360)
Net income	$1,975	$9,248

Net income per share:
Basic	$0.05	$0.23
Diluted	$0.05	$0.23
Weighted average shares outstanding:
Basic	42,558,154	40,618,554
Diluted	43,363,704	40,980,861

Net income	$1,975	$9,248
Other comprehensive loss:
Unrealized holding gains (losses) on derivative instruments, net of tax(1)	985	(750)
Reclassification adjustments for gains included in net income, net of tax(2)	(497)	(263)
Total unrealized gain (loss) on derivative instruments, net of tax	488	(1,013)
Foreign currency translation adjustments, net of tax(3)	(3,196)	867
Other comprehensive loss	(2,708)	(146)
Comprehensive (loss) income, net of tax	$(733)	$9,102

(1) Net of income tax of $329 and $250 for the three months ended March 31, 2026 and 2025, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in interest expense, net above. Amounts are net of income tax of $108 and $190 for the three months ended March 31, 2026 and 2025, respectively.

(3) Net of income tax of $149 and $119 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,975	$9,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,728	3,856
Amortization of original issue discount and debt issue costs	241	500
Amortization of inventory step-up	2,559	—
Deferred income taxes	78	533
Stock-based compensation	1,926	1,968
Remeasurement of contingent consideration	(564)	331
Recoveries from losses on accounts receivable	(329)	(17)
Unrealized foreign exchange transaction loss (gain)	643	(731)
Other loss	217	41
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	10,255	10,633
Inventories	(10,492)	(9,143)
Prepaid expenses and other assets	(3,252)	1,340
Accounts payable and other liabilities	13,536	(1,168)
Net cash provided by operating activities	22,521	17,391
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,680)	(1,309)
Business acquisitions, net of cash acquired	(153,553)	—
Net cash used in investing activities	(156,233)	(1,309)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	62,500	—
Principal payments on term loans	(4,031)	(2,813)
Taxes paid in connection with employee stock transactions	(1,241)	(1,140)
Dividends distributed	(4,282)	(3,859)
Other	(54)	—
Net cash provided by (used in) financing activities	52,892	(7,812)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(855)	228
Change in cash, cash equivalents and restricted cash	(81,675)	8,498
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$43,652	$133,431
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$3,800	$2,017
Cash paid for interest	$4,907	$3,527
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$418	$104
Non-cash consideration	$31,647	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2025	42,160,656	$4	$282,570	$460	$34,770	$317,804
Net income	—	—	—	—	1,975	1,975
Dividends declared ($0.10 per share)	—	—	—	—	(4,282)	(4,282)
Stock-based compensation	—	—	1,926	—	—	1,926
Common stock issued under employee compensation plans	110,874	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(39,987)	—	(1,241)	—	—	(1,241)
Common stock issued as consideration for acquisition	565,908	—	22,642	—	—	22,642
Foreign currency translation adjustments	—	—	—	(3,196)	—	(3,196)
Change in fair value of derivative instruments	—	—	—	488	—	488
Balance, March 31, 2026	42,797,451	$4	$305,897	$(2,248)	$32,463	$336,116

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2024	40,607,988	$4	$306,821	$(1,389)	$6,079	$311,515
Net income	—	—	—	—	9,248	9,248
Dividends declared ($0.095 per share)	—	—	—	—	(3,859)	(3,859)
Stock-based compensation	—	—	1,968	—	—	1,968
Common stock issued under employee compensation plans	86,006	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(34,409)	—	(1,164)	—	—	(1,164)
Foreign currency translation adjustments	—	—	—	867	—	867
Change in fair value of derivative instruments	—	—	—	(1,013)	—	(1,013)
Balance, March 31, 2025	40,659,585	$4	$307,625	$(1,535)	$11,468	$317,562

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,769	$13,769	$—	$—	$84,092	$84,092	$—	$—
Derivative instruments (Note 8)	$1,030	$—	$1,030	$—	$1,181	$—	$1,181	$—

Liabilities:
Derivative instruments (Note 8)	$756	$—	$756	$—	$1,701	$—	$1,701	$—
Contingent consideration (Note 2 and Note 9)	$8,754	$—	$—	$8,754	$5,326	$—	$—	$5,326

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2026 and 2025.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of March 31, 2026 and December 31, 2025.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are defined as highly-liquid, short-term investments having an original maturity of three months or less. Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of March 31, 2026, the Company had $2,589 in outstanding letters of credit that were collateralized by restricted cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented in our condensed consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in our condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$41,272	$122,898
Restricted cash	2,380	2,429
Total cash, cash equivalents and restricted cash	$43,652	$125,327

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2026	2025
Beginning accrued warranty expense	$2,072	$1,760
Current period claims	(83)	(74)
Provision for current period sales	52	8
Ending accrued warranty expense	$2,041	$1,694

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

	Three Months Ended March 31,
	2026	2025
Net income	$1,975	$9,248

Weighted average shares outstanding - basic	42,558,154	40,618,554
Effect of dilutive securities:
Stock-based awards	805,550	362,307
Weighted average shares outstanding - diluted	43,363,704	40,980,861
Net income per share:
Basic	$0.05	$0.23
Diluted	$0.05	$0.23

For the three months ended March 31, 2026 and 2025, equity awards of 318,960 and 776,215, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2.    ACQUISITIONS

TYR Acquisition

On January 30, 2026, the Company completed the acquisition of TYR Tactical, LLC (“TYR”) including certain real estate property owned by an affiliate of TYR.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of TYR were $5,622, of which $3,155 (including $2,000 paid to a related party as discussed in Note 12) was recognized during the three months ended March 31, 2026.

Total consideration, net of cash acquired, was $185,200 for 100% of the equity interests in TYR. The total consideration was as follows:

Cash consideration	$163,501
Stock consideration	22,642
Less: cash acquired	(9,948)
Plus: contingent consideration	4,080
Plus: tax gross-up payable to seller	4,925
Total consideration, net	$185,200

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the TYR acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the TYR acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$185,200

Accounts receivable	$11,199
Inventories	23,406
Prepaid expenses and other current assets	898
Property and equipment	45,911
Operating lease assets	1,702
Intangible assets	62,000
Goodwill	50,441
Other assets	51
Total assets acquired	195,608
Accounts payable	4,205
Accrued liabilities	4,880
Long-term operating lease liabilities	1,323
Total liabilities assumed	10,408
Net assets acquired	$185,200

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

In connection with the acquisition, the Company acquired exclusive rights to TYR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$26,300	20
Technology	23,000	20
Trademarks	12,700	15
Total	$62,000

The full amount of goodwill is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and TYR prior to the acquisition. TYR revenue is included in the Product segment from the date of acquisition and amounted to $15,479 for the three months ended March 31, 2026. It is not practical to determine the amount of earnings related to TYR from the date of acquisition.

The purchase agreement provided for the payment of contingent consideration of up to $8,333 per calendar year 2026, 2027, and 2028 based on the achievement of specified net revenue targets for each respective year. Using a Monte-Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $4,080 as of January 30, 2026. Significant unobservable inputs used in the valuation include a discount rate of 8.0% and the probability adjusted net sales during the contingency periods. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income in the condensed consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The following table summarizes the change in the TYR contingent consideration liability for the three months ended March 31, 2026:

Balance, December 31, 2025	$—
TYR acquisition	4,080
Fair value adjustment	(750)
Balance, March 31, 2026	$3,330

The following unaudited pro forma results are based on the individual historical results of the Company and TYR, with adjustments to give effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2025, after giving effect to certain adjustments including the amortization of intangible assets and inventory step-up, depreciation of fixed assets, interest expense, transaction costs, and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Three Months Ended March 31,
	2026	2025
Net sales	$169,464	$155,552
Net income	$6,217	$7,972

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

The following table summarizes the final purchase price consideration and the amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have increased goodwill by $5,644 for changes in assumptions used to fair value intangible assets, property, plant and equipment and deferred tax liabilities. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Zircaloy acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$89,590

Accounts receivable	$24,099
Inventories	14,025
Prepaid expenses and other current assets	2,403
Property and equipment	34,431
Operating lease assets	5,146
Intangible assets	14,400
Goodwill	31,291
Total assets acquired	125,795
Accounts payable	3,028
Accrued liabilities	16,790
Long-term operating lease liabilities	4,564
Deferred tax liabilities	9,208
Other liabilities	2,615
Total liabilities assumed	36,205
Net assets acquired	$89,590

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

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended March 31,
	2026	2025
U.S. state and local agencies (a)	$66,160	$73,409
Commercial	12,183	11,019
U.S. federal agencies	31,527	21,484
International	44,404	22,881
Other	1,155	1,313
Net sales	$155,429	$130,106

(a) Includes all Distribution sales

	Three Months Ended March 31,
	2026	2025
United States	$111,025	$107,225
International	44,404	22,881
Net sales	$155,429	$130,106

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets totaled $21,249 and $17,875 as of March 31, 2026 and December 31, 2025, respectively. The Company has determined that it has an unconditional right to consideration for these amounts and therefore includes contract assets in accounts receivable, net in the Company’s condensed consolidated balance sheets.

Contract liabilities are recorded when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets, as they are expected to be recognized in revenue within one year, and totaled $18,137 and $12,023 as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended March 31, 2026 from amounts included in contract liabilities as of December 31, 2025 was $6,779.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Remaining Performance Obligations

As of March 31, 2026, we had $171,816 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of March 31, 2026. We expect to recognize approximately 44% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finished goods	$42,225	$31,055
Work-in-process	14,542	10,007
Raw materials and supplies	74,222	59,201
Total	$130,989	$100,263

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2026:

	Product	Distribution	Total
Balance, December 31, 2025	$178,790	$2,616	$181,406
TYR acquisition	50,441	—	50,441
Zircaloy measurement period adjustments	344	—	344
Foreign currency translation adjustments	(966)	—	(966)
Balance, March 31, 2026	$228,609	$2,616	$231,225

Gross goodwill and accumulated impairment losses were $238,810 and $7,585, respectively, as of March 31, 2026 and $188,991 and $7,585, respectively, as of December 31, 2025.

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

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$138,160	$(74,470)	$63,690	18
Technology	91,716	(21,836)	69,880	16
Tradenames	30,784	(8,417)	22,367	13
Non-compete agreements	1,025	(1,025)	—	-
	$261,685	$(105,748)	$155,937
Indefinite-lived intangibles:
Tradenames	17,384	—	17,384	Indefinite
Total	$279,069	$(105,748)	$173,321

	December 31, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$112,693	$(73,577)	$39,116	17
Technology	69,056	(20,587)	48,469	13
Tradenames	18,045	(8,078)	9,967	12
Non-compete agreements	1,037	(1,037)	—	-
	$200,831	$(103,279)	$97,552
Indefinite-lived intangibles:
Tradenames	17,432	—	17,432	Indefinite
Total	$218,263	$(103,279)	$114,984

Amortization expense for the three months ended March 31, 2026 and 2025 was $2,898 and $2,095, respectively, of which $1,383 and $1,074 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining nine months of 2026, the next four years and thereafter is as follows:

Remainder of 2026	$9,411
2027	12,103
2028	12,103
2029	12,003
2030	11,300
Thereafter	99,017
Total	$155,937

6.    ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Accrued expenses	$8,778	$3,903
Accrued compensation and payroll tax	24,654	26,762
Accrued interest payable	141	159
Accrued warranties	2,041	2,072
Contract liabilities and customer credits	19,149	12,737
Current lease liabilities	8,142	5,543
Other accrued liabilities	19,482	9,890
Total	$82,387	$61,066

7.    DEBT

The Company’s debt is as follows:

	March 31, 2026	December 31, 2025
Short-term debt:
Current portion of term loan	$16,125	$16,125
Current portion of other	138	141
	$16,263	$16,266
Long-term debt:
Revolver	62,500	—
Term loan	288,656	292,688
Other	139	141
	$351,295	$292,829
Unamortized debt discount and debt issuance costs	(1,728)	(1,842)
Total long-term debt, net	$349,567	$290,987

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs:

Remainder of 2026	$12,232
2027	16,263
2028	16,125
2029	322,938
Total principal payments	$367,558

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

There was $62,500 and no amounts outstanding under the 2024 Revolving Loan as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there were $1,970 in outstanding letters of credit and $173,030 of availability.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2026 and December 31, 2025.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

8.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (3.68% as of March 31, 2026). We had the following Swap Agreements as of March 31, 2026:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$77,500	0.812%
May 31, 2023 through July 23, 2026	$42,500	3.905%
February 14, 2025 through December 20, 2029	$36,914	4.080%
April 7, 2025 through December 20, 2029	$47,500	3.545%
July 31, 2025 through December 20, 2029	$96,250	3.449%

During the three months ended March 31, 2026, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	March 31, 2026	December 31, 2025
Other current assets	$913	$1,181
Other assets	$54	$—
Accrued liabilities	$190	$472
Other liabilities	$566	$1,229

A cumulative gain, net of tax, of $135 and $431 is recorded in accumulated other comprehensive (loss) income as of March 31, 2026 and December 31, 2025, respectively.

The Company recognized a gain, net of tax, of $977 and a loss, net of tax, of $695 in other comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. There was a gain, net of tax, of $411 and $577 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, approximately $693 is expected to be reclassified from accumulated other comprehensive (loss) income into interest expense, net over the next 12 months.

Foreign Currency Hedge

We entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive loss and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

As of March 31, 2026, the Company had outstanding contracts with a total notional amount of $133,688 MXN and recognized a cumulative gain, net of tax, of $47 in accumulated other comprehensive (loss) income.

The Company recognized a gain, net of tax, of $8 and a loss, net of tax, of $55 in other comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. There was a gain, net of tax, of $86 and a loss, net of tax, of $314 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, approximately $47 is expected to be reclassified from accumulated other comprehensive (loss) income into earnings over the next 12 months.

9.    COMMITMENTS AND CONTINGENCIES

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

Contingent Consideration

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

The following table summarizes the changes in the contingent consideration liability for the three months ended March 31, 2026:

Balance, December 31, 2025	$5,326
Fair value adjustment	186
Foreign currency translation adjustments	(88)
Balance, March 31, 2026	$5,424

10.    INCOME TAXES

The effective tax rate was 30.2% for the three months ended March 31, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 26.6% for the three months ended March 31, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

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

11.     LEASES

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$1,855	$1,476
Financing cash flows - finance leases	$97	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,695	$1,940

12.     RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026, the Company paid $2,000 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of TYR, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

There were no related party transactions for the three months ended March 31, 2025.

13.     SEGMENT DATA

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

	Three Months Ended March 31, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,639	$20,295	$(5,505)	$155,429
Cost of goods sold	84,463	16,307	(5,507)	95,263
Gross profit	$56,176	$3,988	$2	$60,166

	Three Months Ended March 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$112,735	$27,862	$(10,491)	$130,106
Cost of goods sold	62,625	21,841	(10,491)	73,975
Gross profit	$50,110	$6,021	$—	$56,131

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

14.     SUBSEQUENT EVENTS

In April 2026, the Company completed the acquisition of Alien Gear holsters and certain assets from Tedder Industries, LLC for $10,300 cash through a court-supervised bankruptcy auction.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations will be included in the operations of the Company beginning on the closing date.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Cadre Holdings, Inc. (D/B/A The Safariland Group) (“Cadre,” “the Company,” “we,” “us” and “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Cadre’s control. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward- looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

In January 2026, the Company acquired TYR Tactical, LLC (“TYR”) for $185.2 million.

In April 2026, the Company acquired Alien Gear holsters and certain assets from Tedder Industries, LLC for $10.3 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$155,429	$130,106
Net income	$1,975	$9,248
Adjusted EBITDA(1)	$21,111	$20,497
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $25.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of recent acquisitions, partially offset by timing-related order fluctuations and lower demand for existing nuclear safety products and lower agency demand for hard goods in the Distribution segment.

Net income decreased by $7.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of increases in compensation expense, interest expense, transaction expense and related party expense, partially offset by increased gross profit.

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

The following table presents our orders backlog as of the periods indicated:

	March 31, 2026	December 31, 2025
Orders backlog	$355,372	$189,799

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

Orders backlog increased by $165.6 million as of March 31, 2026 compared to December 31, 2025, primarily due to increases of $87.1 million from explosive ordnance disposal (“EOD”) products due to two large orders for blast attenuation seats, $57.4 million from the TYR acquisition,  $15.7 million from nuclear safety products, $5.4 million from international and domestic channels for duty gear, and $5.0 million from armor.

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

The following table presents data from our results of operations for the three months ended March 31, 2026 and 2025 (in thousands unless otherwise noted):

	Three Months Ended March 31,
	2026	2025	% Chg
Net sales	$155,429	$130,106	19.5%
Cost of goods sold	95,263	73,975	28.8%
Gross profit	60,166	56,131	7.2%

Operating expenses
Selling, general and administrative	48,833	41,753	17.0%
Restructuring and transaction costs	1,842	698	163.9%
Related party expense	2,000	128	1,462.5%
Total operating expenses	52,675	42,579	23.7%
Operating income	7,491	13,552	(44.7)%

Other expense
Interest expense, net	(4,271)	(2,231)	91.4%
Other (expense) income, net	(389)	1,287	(130.2)%
Total other expense, net	(4,660)	(944)	393.6%

Income before provision for income taxes	2,831	12,608	(77.5)%
Provision for income taxes	(856)	(3,360)	(74.5)%

Net income	$1,975	$9,248	(78.6)%

The following tables present segment data for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,639	$20,295	$(5,505)	$155,429
Cost of goods sold	84,463	16,307	(5,507)	95,263
Gross profit	$56,176	$3,988	$2	$60,166

	Three Months Ended March 31, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$112,735	$27,862	$(10,491)	$130,106
Cost of goods sold	62,625	21,841	(10,491)	73,975
Gross profit	$50,110	$6,021	$—	$56,131

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Comparison of Three months Ended March 31, 2026 to Three months Ended March 31, 2025

Net sales. Product segment net sales increased by $27.9 million, or 24.8%, from $112.7 million to $140.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase of $36.8 million from recent  acquisitions, partially offset by decreases of $3.6 million from U.S. armor products and $2.9 million from EOD products, both attributable to order timing, and a $2.8 million decrease in demand for existing nuclear products. Distribution segment net sales decreased by $7.6 million, or 27.2%, from $27.9 million to $20.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower demand for hard goods. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $21.9 million, or 34.9%, from $62.6 million to $84.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to recent acquisitions, inventory step-up amortization and increased costs to manufacture product, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales decreased by 451 basis points to 39.9% for the three months ended March 31, 2026 from 44.4% for the three months ended March 31, 2025, mainly driven by an increase in inventory step-up amortization and unfavorable product mix, partially offset by favorable pricing, net of material inflation.

Distribution segment cost of goods sold decreased by $5.5 million, or 25.3%, from $21.8 million to $16.3 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales decreased by 196 basis points to 19.7% for the three months ended March 31, 2026 from 21.6% for the three months ended March 31, 2025, mainly driven by unfavorable mix. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. Selling, general and administrative increased by $7.1 million, or 17.0%, for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to recent acquisitions, higher employee compensation and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs increased by $1.1 million for the three months ended March 31, 2026 primarily due to increased transaction costs associated with the acquisition of TYR.

Related party expense. Related party expense, which primarily consists of one-time fees paid to related parties for transaction related services, increased by $1.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a $2.0 million transaction fee paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with the acquisition of TYR.

Interest expense, net. Interest expense, net increased by $2.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the debt assumed as part of recent acquisitions.

Other (expense) income, net. Other (expense), net was $0.4 million for the three months ended March 31, 2026 as compared to Other income, net of $1.3 million for the three months ended March 31, 2025, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $0.9 million for the three months ended March 31, 2026 compared to $3.4 million for the three months ended March 31, 2025. The effective tax rate was 30.2% for the three months ended March 31, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 26.6% for the three months ended March 31, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other expense (income), net, stock-based compensation expense, stock-based compensation payroll tax expense, amortization of inventory step-up and contingent consideration expense as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$1,975	$9,248
Add back:
Depreciation and amortization	5,728	3,856
Interest expense, net	4,271	2,231
Provision for income taxes	856	3,360
EBITDA	$12,830	$18,695
Add back:
Restructuring and transaction costs(1)	3,842	698
Other expense (income), net(2)	389	(1,287)
Stock-based compensation expense(3)	1,926	1,968
Stock-based compensation payroll tax expense(4)	129	92
Amortization of inventory step-up(5)	2,559	—
Contingent consideration expense(6)	(564)	331
Adjusted EBITDA	$21,111	$20,497
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $2.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of TYR for the three months ended March 31, 2026, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other (expense) income, net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of our recent acquisitions.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

(6)	Reflects contingent consideration expense related to the acquisition of ICOR and TYR.

Adjusted EBITDA increased by $0.6 million for the three months ended March 31, 2026 as compared to 2025, primarily due to an increase in gross profit from recent acquisitions, partially offset by an increase in selling, general and administrative expenses from recent acquisitions.

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

For the three months ended March 31, 2026, net cash provided by operating activities totaled $22.5 million and as of March 31, 2026, cash and cash equivalents totaled $41.3 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of March 31, 2026 and December 31, 2025, we had $365.8 million and $307.3 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the 2024 Borrower and the Guarantors. As of May 1, 2026, there was $62.5 million outstanding under the 2024 Revolving Loan.

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

There was $62.5 million and no amounts outstanding under the 2024 Revolving Loan as of March 31, 2026 and December 31, 2025.

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

There were no amounts outstanding under the Revolving Canadian Loan as of March 31, 2026 and December 31, 2025.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of May 1, 2026, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing description of the Canadian Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Canadian Loan Agreement, which is exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference as though fully set forth herein.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$22,521	$17,391
Net cash used in investing activities	(156,233)	(1,309)
Net cash provided by (used in) financing activities	52,892	(7,812)
Effects of foreign exchange rates on cash, cash equivalents and restricted cash	(855)	228
Change in cash, cash equivalents and restricted cash	(81,675)	8,498
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$43,652	$133,431

Net cash provided by operating activities

During the three months ended March 31, 2026, net cash provided by operating activities of $22.5 million resulted primarily from net income of $2.0 million, add-backs to net income of $5.7 million for depreciation and amortization, $2.6 million for amortization of inventory step-up, $1.9 million for stock-based compensation, and $10.0 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $10.3 million, an increase in inventories of $10.5 million and an increase in accounts payable and other liabilities of $16.9 million.

During the three months ended March 31, 2025, net cash provided by operating activities of $17.4 million resulted primarily from net income of $9.2 million, add-backs to net income of $3.9 million for depreciation and amortization, $2.0 million for stock-based compensation, and $1.6 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $10.6 million and an increase in inventories of $9.1 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Net cash used in investing activities

During the three months ended March 31, 2026, we used $156.2 million of cash in investing activities, consisting of $153.6 million for the acquisition of TYR and $2.7 million for the purchase of property and equipment.

During the three months ended March 31, 2025, we used $1.3 million of cash in investing activities for the purchase of property and equipment.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2026, net cash provided by financing activities of $52.9 million resulted primarily from proceeds from revolving credit facilities of $62.5 million, partially offset by principal payments on term loans of $4.0 million and dividends distributed of $4.3 million.

During the three months ended March 31, 2025, we used $7.8 million of cash in financing activities, consisting of principal payments on term loans of $2.8 million, taxes paid in connection with employee stock transactions of $1.1 million and dividends distributed of $3.9 million.

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2026, other than for the following obligations:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Debt(1)	367,558	12,232	32,388	322,938	—
Interest on debt(2)	64,953	14,046	35,112	15,795	—
(1)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(2)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of March 31, 2026; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in notes to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of March 31, 2026.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of March 31, 2026, we had $367.3 million in outstanding floating rate debt, which bears interest at one-month SOFR (3.68% as of March 31, 2026) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of March 31, 2026, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.7 million on the principal amount of debt and a $0.7 million change in interest expense when including the effect of our Swap Agreements.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

As of March 31, 2026, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$77,500	0.812%
May 31, 2023 through July 23, 2026	$42,500	3.905%
February 14, 2025 through December 20, 2029	$36,914	4.080%
April 7, 2025 through December 20, 2029	$47,500	3.545%
July 31, 2025 through December 20, 2029	$96,250	3.449%

During the three months ended March 31, 2026, there were no interest rate swap agreements that expired.

Foreign currency exchange rate risk

Our operations are geographically diverse and we are exposed to foreign currency exchange risk, primarily the Canadian dollar and Mexican peso, related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency.

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive loss and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.3 million for the three months ended March 31, 2026. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million for the three months ended March 31, 2026, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million for the three months ended March 31, 2026, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired TYR on January 30, 2026. The Company is currently in the process of integrating TYR into the Company’s internal controls over financial reporting. Other than the continued integration of TYR, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

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

CADRE HOLDINGS, INC.
Date: May 11, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)