Form 10-Q
period 2026-06-30
Cadre Holdings, Inc.
filed 2026-08-05
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

or

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

As of July 31, 2026, there were 42,820,734 shares of common stock, par value $0.0001, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$53,984	$122,898
Restricted cash	3,685	2,429
Accounts receivable, net of allowance for doubtful accounts of $271 and $273, respectively	128,445	110,607
Inventories	129,120	100,263
Prepaid expenses	15,754	14,574
Other current assets	17,129	15,095
Total current assets	348,117	365,866
Property and equipment, net of accumulated depreciation and amortization of $67,795 and $63,125, respectively	125,441	78,822
Operating lease assets	25,194	19,778
Deferred tax assets, net	4,901	4,816
Intangible assets, net	174,148	114,984
Goodwill	233,907	181,406
Other assets	5,590	4,359
Total assets	$917,298	$770,031

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$38,895	$22,325
Accrued liabilities	97,346	61,066
Income tax payable	6,164	4,838
Current portion of long-term debt	20,012	16,266
Total current liabilities	162,417	104,495
Long-term debt	354,319	290,987
Long-term operating lease liabilities	17,257	15,039
Deferred tax liabilities	28,510	30,058
Other liabilities	7,993	11,648
Total liabilities	570,496	452,227

Commitments and contingencies (Note 10)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 42,820,734 and 42,160,656 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	4	4
Additional paid-in capital	309,396	282,570
Accumulated other comprehensive (loss) income	(2,188)	460
Accumulated earnings	39,590	34,770
Total shareholders’ equity	346,802	317,804
Total liabilities, mezzanine equity and shareholders' equity	$917,298	$770,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$207,126	$157,109	$362,555	$287,215
Cost of goods sold	119,991	92,860	215,254	166,835
Gross profit	87,135	64,249	147,301	120,380
Operating expenses
Selling, general and administrative	63,220	45,129	112,053	86,882
Restructuring and transaction costs	1,453	3,326	3,295	4,024
Related party expense	—	1,109	2,000	1,237
Total operating expenses	64,673	49,564	117,348	92,143
Operating income	22,462	14,685	29,953	28,237
Other expense
Interest expense, net	(5,019)	(3,590)	(9,290)	(5,821)
Other (expense) income, net	(529)	6,114	(918)	7,401
Total other expense, net	(5,548)	2,524	(10,208)	1,580
Income before provision for income taxes	16,914	17,209	19,745	29,817
Provision for income taxes	(5,507)	(4,998)	(6,363)	(8,358)
Net income	$11,407	$12,211	$13,382	$21,459

Net income per share:
Basic	$0.27	$0.30	$0.31	$0.53
Diluted	$0.26	$0.30	$0.31	$0.52
Weighted average shares outstanding:
Basic	42,809,646	40,661,955	42,684,595	40,640,433
Diluted	43,391,188	40,941,790	43,381,869	40,960,025

Net income	$11,407	$12,211	$13,382	$21,459
Other comprehensive income (loss):
Unrealized holding gains (losses) on derivative instruments, net of tax(1)	1,597	(87)	2,582	(837)
Reclassification adjustments for gains included in net income, net of tax(2)	(459)	(597)	(956)	(860)
Total unrealized gain (loss) on derivative instruments, net of tax	1,138	(684)	1,626	(1,697)
Foreign currency translation adjustments, net of tax(3)	(1,078)	4,759	(4,274)	5,626
Other comprehensive income (loss)	60	4,075	(2,648)	3,929
Comprehensive income, net of tax	$11,467	$16,286	$10,734	$25,388

(1) Net of income tax of $529 and $30 for the three months ended June 30, 2026 and 2025, respectively, and $858 and $280 for the six months ended June 30, 2026 and 2025, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in interest expense, net above. Amounts are net of income tax of $191 and $342 for the three months ended June 30, 2026 and 2025, respectively, and $299 and $532 for the six months ended June 30, 2026 and 2025, respectively.

(3) Net of income tax of $72 and $356 for the three months ended June 30, 2026 and 2025, respectively, and $221 and $475 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$13,382	$21,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,899	8,532
Amortization of original issue discount and debt issue costs	477	829
Amortization of inventory step-up	4,921	356
Deferred income taxes	(1,577)	266
Stock-based compensation	4,886	4,393
Remeasurement of contingent consideration	5,866	857
(Recoveries from) provision for accounts receivable	(345)	40
Unrealized foreign exchange transaction gain	(1,052)	(3,492)
Other loss	599	152
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(7,324)	10,365
Inventories	(8,272)	(11,304)
Prepaid expenses and other assets	(3,552)	3,375
Accounts payable and other liabilities	24,744	(15,849)
Net cash provided by operating activities	44,652	19,979
Cash Flows From Investing Activities:
Purchase of property and equipment	(6,133)	(2,733)
Proceeds from disposition of property and equipment	—	6
Business acquisitions, net of cash acquired	(163,853)	(89,590)
Net cash used in investing activities	(169,986)	(92,317)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	82,500	—
Payments on revolving credit facilities	(82,500)	—
Proceeds from term loans	75,000	97,500
Principal payments on term loans	(8,132)	(5,689)
Taxes paid in connection with employee stock transactions	(1,262)	(1,185)
Dividends distributed	(8,562)	(7,721)
Other	238	38
Net cash provided by financing activities	57,282	82,943
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	394	1,931
Change in cash, cash equivalents and restricted cash	(67,658)	12,536
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$57,669	$137,469
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$5,657	$16,937
Cash paid for interest	$10,122	$8,202
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$265	$259
Non-cash consideration	$31,647	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2025	42,160,656	$4	$282,570	$460	$34,770	$317,804
Net income	—	—	—	—	1,975	1,975
Dividends declared ($0.10 per share)	—	—	—	—	(4,282)	(4,282)
Stock-based compensation	—	—	1,926	—	—	1,926
Common stock issued under employee compensation plans	110,874	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(39,987)	—	(1,241)	—	—	(1,241)
Common stock issued as consideration for acquisition	565,908	—	22,642	—	—	22,642
Foreign currency translation adjustments	—	—	—	(3,196)	—	(3,196)
Change in fair value of derivative instruments	—	—	—	488	—	488
Balance, March 31, 2026	42,797,451	$4	$305,897	$(2,248)	$32,463	$336,116
Net income	—	—	—	—	11,407	11,407
Dividends declared ($0.10 per share)	—	—	—	—	(4,280)	(4,280)
Stock-based compensation	—	—	2,864	—	—	2,864
Common stock issued under employee compensation plans	23,993	—	656	—	—	656
Common stock withheld related to net share settlement of stock-based compensation	(710)	—	(21)	—	—	(21)
Foreign currency translation adjustments	—	—	—	(1,078)	—	(1,078)
Change in fair value of derivative instruments	—	—	—	1,138	—	1,138
Balance, June 30, 2026	42,820,734	$4	$309,396	$(2,188)	$39,590	$346,802

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$25,099	$25,099	$—	$—	$84,092	$84,092	$—	$—
Derivative instruments (Note 8)	$1,987	$—	$1,987	$—	$1,181	$—	$1,181	$—

Liabilities:
Derivative instruments (Note 8)	$220	$—	$220	$—	$1,701	$—	$1,701	$—
Contingent consideration (Note 2 and Note 10)	$15,073	$—	$—	$15,073	$5,326	$—	$—	$5,326

There were no transfers of assets or liabilities between levels during the three months ended June 30, 2026 and 2025.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of June 30, 2026 and December 31, 2025.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are defined as highly-liquid, short-term investments having an original maturity of three months or less. Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2026, the Company had $3,563 in outstanding letters of credit that were collateralized by restricted cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented in our condensed consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in our condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$53,984	$122,898
Restricted cash	3,685	2,429
Total cash, cash equivalents and restricted cash	$57,669	$125,327

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning accrued warranty expense	$2,041	$1,694	$2,072	$1,760
Acquired accrued warranty expense	283	—	283	—
Current period claims	(164)	(10)	(247)	(84)
Provision for current period sales	88	49	140	57
Ending accrued warranty expense	$2,248	$1,733	$2,248	$1,733

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

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$11,407	$12,211	$13,382	$21,459

Weighted average shares outstanding - basic	42,809,646	40,661,955	42,684,595	40,640,433
Effect of dilutive securities:
Stock-based awards	581,542	279,835	697,274	319,592
Weighted average shares outstanding - diluted	43,391,188	40,941,790	43,381,869	40,960,025
Net income per share:
Basic	$0.27	$0.30	$0.31	$0.53
Diluted	$0.26	$0.30	$0.31	$0.52

For the three months ended June 30, 2026 and 2025, equity awards of 1,265,156 and 840,215, respectively, and for the six months ended June 30, 2026 and 2025, equity awards of 1,087,098 and 709,694, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

2.    ACQUISITIONS

Alien Gear Acquisition

On April 7, 2026, the Company completed the acquisition of Alien Gear holsters and certain assets and liabilities from Tedder Industries, LLC (“Alien Gear”) for cash of $10,300 through a court-supervised bankruptcy auction.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Alien Gear were $739 for the six months ended June 30, 2026.

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Alien Gear acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alien Gear acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$10,300

Inventories	$3,100
Prepaid expenses and other current assets	318
Property and equipment	1,291
Intangible assets	4,270
Goodwill	2,932
Other assets	55
Total assets acquired	11,966
Accounts payable	335
Accrued liabilities	1,331
Total liabilities assumed	1,666
Net assets acquired	$10,300

In connection with the acquisition, the Company acquired exclusive rights to Alien Gears’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$330	8
Technology	1,550	15
Trademarks	2,390	15
Total	$4,270

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The full amount of goodwill is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and Alien Gear prior to the acquisition. Alien Gear revenue is included in the Product segment from the date of acquisition and amounted to $4,887 for the three and six months ended June 30, 2026. It is not practical to determine the amount of earnings related to Alien Gear from the date of acquisition. The acquisition is not expected to be material to our operations, and consequently we have not included any pro-forma information

TYR Acquisition

On January 30, 2026, the Company completed the acquisition of TYR Tactical, LLC (“TYR”) including certain real estate property owned by an affiliate of TYR.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of TYR were $6,234, of which $3,766 (including $2,000 paid to a related party as discussed in Note 13) was recognized during the six months ended June 30, 2026.

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

Total consideration, net	$185,200

Accounts receivable	$11,199
Inventories	23,500
Prepaid expenses and other current assets	618
Property and equipment	45,865
Operating lease assets	1,702
Intangible assets	62,200
Goodwill	50,473
Other assets	51
Total assets acquired	195,608
Accounts payable	4,205
Accrued liabilities	4,880
Long-term operating lease liabilities	1,323
Total liabilities assumed	10,408
Net assets acquired	$185,200

In connection with the acquisition, the Company acquired exclusive rights to TYR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$26,400	20
Technology	23,100	20
Trademarks	12,700	15
Total	$62,200

The full amount of goodwill is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and TYR prior to the acquisition. TYR revenue is included in the Product segment from the date of acquisition and amounted to $31,716 and $47,195 for the three and six months ended June 30, 2026, respectively. It is not practical to determine the amount of earnings related to TYR from the date of acquisition.

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

The following table summarizes the change in the TYR contingent consideration liability for the three and six months ended June 30, 2026:

Balance, December 31, 2025	$—
TYR acquisition	4,080
Fair value adjustment	(750)
Balance, March 31, 2026	$3,330
Fair value adjustment	6,290
Balance, June 30, 2026	$9,620

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$207,126	$185,754	$376,590	$341,306
Net income	$12,324	$15,260	$18,997	$22,822

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. state and local agencies (a)	$69,600	$77,600	$135,760	$151,009
Commercial	16,080	11,887	28,263	22,906
U.S. federal agencies	40,405	29,022	71,932	50,506
International	77,198	36,859	121,602	59,740
Other	3,843	1,741	4,998	3,054
Net sales	$207,126	$157,109	$362,555	$287,215

(a) Includes all Distribution sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$129,928	$120,250	$240,953	$227,475
International	77,198	36,859	121,602	59,740
Net sales	$207,126	$157,109	$362,555	$287,215

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets totaled $20,456 and $17,875 as of June 30, 2026 and December 31, 2025, respectively. The Company has determined that it has an unconditional right to consideration for these amounts and therefore includes contract assets in accounts receivable, net in the Company’s condensed consolidated balance sheets.

Contract liabilities are recorded when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets, as they are expected to be recognized in revenue within one year, and totaled $14,910 and $12,023 as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the three and six months ended June 30, 2026 from amounts included in contract liabilities as of December 31, 2025 was $953 and $7,732, respectively.

Remaining Performance Obligations

As of June 30, 2026, we had $184,890 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of June 30, 2026. We expect to recognize approximately 49% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Finished goods	$43,332	$31,055
Work-in-process	11,733	10,007
Raw materials and supplies	74,055	59,201
Total	$129,120	$100,263

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and six months ended June 30, 2026:

	Product	Distribution	Total
Balance, December 31, 2025	$178,790	$2,616	$181,406
TYR acquisition	50,441	—	50,441
Zircaloy measurement period adjustments	344	—	344
Foreign currency translation adjustments	(966)	—	(966)
Balance, March 31, 2026	$228,609	$2,616	$231,225
Alien Gear acquisition	2,932	—	2,932
TYR measurement period adjustments	32	—	32
Foreign currency translation adjustments	(282)	—	(282)
Balance, June 30, 2026	$231,291	$2,616	$233,907

Gross goodwill and accumulated impairment losses were $241,492 and $7,585, respectively, as of June 30, 2026 and $188,991 and $7,585, respectively, as of December 31, 2025.

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

Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$138,384	$(75,672)	$62,712	18
Technology	93,057	(23,224)	69,833	16
Tradenames	33,134	(8,923)	24,211	13
Non-compete agreements	1,025	(1,025)	—	-
	$265,600	$(108,844)	$156,756
Indefinite-lived intangibles:
Tradenames	17,392	—	17,392	Indefinite
Total	$282,992	$(108,844)	$174,148

	December 31, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$112,693	$(73,577)	$39,116	17
Technology	69,056	(20,587)	48,469	13
Tradenames	18,045	(8,078)	9,967	12
Non-compete agreements	1,037	(1,037)	—	-
	$200,831	$(103,279)	$97,552
Indefinite-lived intangibles:
Tradenames	17,432	—	17,432	Indefinite
Total	$218,263	$(103,279)	$114,984

Amortization expense for the three months ended June 30, 2026 and 2025 was $3,219 and $2,431, respectively, of which $1,501 and $1,198 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the six months ended June 30, 2026 and 2025 was $6,117 and $4,526, respectively, of which $2,884 and $2,272 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining six months of 2026, the next four years and thereafter is as follows:

Remainder of 2026	$6,411
2027	12,301
2028	12,301
2029	12,201
2030	11,498
Thereafter	102,044
Total	$156,756

6.    ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Accrued expenses	$8,173	$3,903
Accrued compensation and payroll tax	28,872	26,762
Accrued interest payable	343	159
Accrued warranties	2,248	2,072
Contract liabilities and customer credits	25,317	12,737
Current lease liabilities	8,243	5,543
Other accrued liabilities	24,150	9,890
Total	$97,346	$61,066

7.    DEBT

The Company’s debt is as follows:

	June 30, 2026	December 31, 2025
Short-term debt:
Current portion of term loan	$19,875	$16,125
Current portion of other	137	141
	$20,012	$16,266
Long-term debt:
Revolver	—	—
Term loan	355,875	292,688
Other	69	141
	$355,944	$292,829
Unamortized debt discount and debt issuance costs	(1,625)	(1,842)
Total long-term debt, net	$354,319	$290,987

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs:

Remainder of 2026	$10,006
2027	20,012
2028	19,875
2029	326,063
Total principal payments	$375,956

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

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97,500 of the $115,000 available under the DDTL- A-1 Facility. In June 2026, the Company drew $75,000 under the DDTL-A-2 Facility. The DDTL-A-1 and DDTL-A-2 facilities have the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

There were no amounts outstanding under the 2024 Revolving Loan as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were $1,987 in outstanding letters of credit and $173,013 of availability.

Canadian Credit Facility

On July 23, 2026, Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC, the Company’s Canadian subsidiaries, as borrowers (the “Canadian Borrowers”), and Safariland, LLC, as guarantor (the “Canadian Guarantor”), closed on a line of credit pursuant to an Amended and Restated Loan Agreement (the “Canadian Loan Agreement”) and an Amended and Restated Revolving Line of Credit Note (the “Note”) with PNC Bank Canada Branch (“PNC Canada”), as lender pursuant to which the Canadian Borrowers may borrow up to CDN$20,000 under a revolving line of credit (including up to CDN$6,000 for letters of credit) (the “Revolving Canadian Loan”). The Revolving Canadian Loan matures on December 20, 2029. The Canadian Loan Agreement is guaranteed by the Canadian Guarantor pursuant to an Amended and Restated Guaranty and Suretyship Agreement. The Canadian Loan Agreement amends and restates the prior Canadian loan agreement, which was entered into on October 14, 2021, in its entirety.

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest, in the case of borrowings in United States dollars, at a base rate, daily SOFR or term SOFR, in each case, plus an applicable margin, and, in the case of borrowings in Canadian dollars, at a Canadian Prime Rate (as announced from time to time by PNC Canada) or the daily Canadian Overnight Repo Rate Average (“CORRA”) as determined from time to time by the Bank of Canada (or any successor administrator of CORRA). The applicable margin for these borrowings range, based on the Company’s consolidated total net leverage ratio, from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of daily SOFR borrowings, term SOFR borrowings and CORRA borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2026 and December 31, 2025.

8.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (3.64% as of June 30, 2026). We had the following Swap Agreements as of June 30, 2026:

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$76,250	0.812%
May 31, 2023 through July 23, 2026	$41,875	3.905%
February 14, 2025 through December 20, 2029	$36,422	4.080%
April 7, 2025 through December 20, 2029	$46,875	3.545%
July 31, 2025 through December 20, 2029	$95,000	3.449%

During the six months ended June 30, 2026, there were no Swap Agreements that expired.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	June 30, 2026	December 31, 2025
Other current assets	$784	$1,181
Other assets	$1,065	$—
Accrued liabilities	$53	$472
Other liabilities	$167	$1,229

A cumulative gain, net of tax, of $1,217 and a cumulative loss, net of tax, of $431 is recorded in accumulated other comprehensive (loss) income as of June 30, 2026 and December 31, 2025, respectively.

The Company recognized a gain, net of tax, of $1,493 and a loss, net of tax, of $269 in other comprehensive income (loss) for the three months ended June 30, 2026 and 2025, respectively. There was a gain, net of tax, of $411 and $652 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended June 30, 2026 and 2025, respectively

The Company recognized a gain, net of tax, of $2,470 and a loss, net of tax, of $964 in other comprehensive income (loss) for the six months ended June 30, 2026 and 2025, respectively. There was a gain, net of tax, of $822 and $1,229 reclassified from accumulated other comprehensive (loss) income into earnings for the six months ended June 30, 2026 and 2025, respectively.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

As of June 30, 2026, approximately $725 is expected to be reclassified from accumulated other comprehensive (loss) income into interest expense, net over the next 12 months.

Foreign Currency Hedge

We entered into forward contracts to hedge forecasted Mexican Peso (“MXN”) denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive income (loss) and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

As of June 30, 2026, the Company had outstanding contracts with a total notional amount of $81,938 MXN and recognized a cumulative gain, net of tax, of $103 in accumulated other comprehensive (loss) income.

The Company recognized a gain, net of tax, of $104 and $182 in other comprehensive income (loss) for the three months ended June 30, 2026 and 2025, respectively. There was a gain, net of tax, of $48 and a loss, net of tax, of $55 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended June 30, 2026 and 2025

The Company recognized a gain, net of tax, of $112 and $127 in other comprehensive income (loss) for the six months ended June 30, 2026 and 2025, respectively. There was a gain, net of tax, of $134 and a loss, net of tax, of $369 reclassified from accumulated other comprehensive (loss) income into earnings for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, approximately $103 is expected to be reclassified from accumulated other comprehensive (loss) income into earnings over the next 12 months.

9.    STOCK-BASED COMPENSATION

Performance Awards

On June 16, 2026, the Company granted 1,886,500 stock options and 1,073,500 restricted stock units ("RSUs") to certain executives under the 2021 Stock Incentive Plan. The performance awards contain market conditions based on the achievement of specified volume-weighted average stock price ("VWAP") thresholds of $60 and $80 per share over a 20 consecutive trading day measurement period. Certain awards vest solely upon achievement of the applicable market condition, while other awards require both achievement of the applicable market condition and continued employment through the third anniversary of the grant date. The market-condition awards were valued using a Monte Carlo simulation model, which incorporates assumptions regarding stock price volatility, risk-free interest rates, and dividend yield. Compensation expense for awards containing both a market condition and an explicit service condition is recognized over the longer of the explicit service period or the derived service period determined through the Monte Carlo valuation. Compensation expense for awards containing only a market condition is recognized over the derived service period. Because the market conditions are reflected in the grant-date fair value of the awards, compensation cost is recognized regardless of whether the market conditions are ultimately achieved, provided the requisite service period is rendered.

The following table summarizes the significant assumptions used in the Monte Carlo model to estimate grant-date fair value and the derived service period:

Grant date share price	$28.75
Expected volatility	38.99%
Risk-free interest rate	4.23%
Dividend yield	1.39%

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The weighted-average grant-date fair value of the performance stock options and performance RSUs was $10.18 and $16.29 per award, respectively. The weighted-average requisite service period of the performance stock options and performance RSUs was 3.30 years and 3.33 years, respectively. During the three months ended June 30, 2026, the Company recognized stock-based compensation expense of $245 related to the performance stock options and $223 related to the performance RSUs.

As of June 30, 2026, total unrecognized compensation cost related to unvested performance stock options was $18,954, which is expected to be recognized over a weighted-average period of 3.24 years. As of June 30, 2026, total unrecognized compensation cost related to unvested performance RSUs was $17,262, which is expected to be recognized over a weighted-average period of 3.23 years.

10.    COMMITMENTS AND CONTINGENCIES

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the changes in the contingent consideration liability for the three and six months ended June 30, 2026:

Balance, December 31, 2025	$5,326
Fair value adjustment	186
Foreign currency translation adjustments	(88)
Balance, March 31, 2026	$5,424
Fair value adjustment	140
Foreign currency translation adjustments	(111)
Balance, June 30, 2026	$5,453

11.    INCOME TAXES

The effective tax rate was 32.6% for the three months ended June 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 29.0% for the three months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

The effective tax rate was 32.2% for the six months ended June 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 28.0% for the six months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

12.     LEASES

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,524	$3,231
Financing cash flows - finance leases	$193	$74

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,843	$8,500
Finance leases	$—	$2,890

13.     RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2026, the Company paid $2,000 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of TYR, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2025, the Company paid $1,000 to Kanders & Company, Inc. for services related to the acquisition of Zircaloy, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

14.     SEGMENT DATA

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

	Three Months Ended June 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$190,039	$27,104	$(10,017)	$207,126
Cost of goods sold	109,069	20,937	(10,015)	119,991
Gross profit	$80,970	$6,167	$(2)	$87,135

	Three Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,135	$25,508	$(8,534)	$157,109
Cost of goods sold	81,702	19,609	(8,451)	92,860
Gross profit	$58,433	$5,899	$(83)	$64,249

	Six Months Ended June 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$330,678	$47,399	$(15,522)	$362,555
Cost of goods sold	193,532	37,244	(15,522)	215,254
Gross profit	$137,146	$10,155	$—	$147,301

	Six Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$252,870	$53,370	$(19,025)	$287,215
Cost of goods sold	144,327	41,450	(18,942)	166,835
Gross profit	$108,543	$11,920	$(83)	$120,380

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

In January 2026, the Company acquired TYR Tactical, LLC (“TYR”) for $185.2 million.

In April 2026, the Company acquired Alien Gear holsters and certain assets from Tedder Industries, LLC for $10.3 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$207,126	$157,109	$362,555	$287,215
Net income	$11,407	$12,211	$13,382	$21,459
Adjusted EBITDA(1)	$41,987	$26,994	$63,098	$47,491
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $50.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of current year acquisitions and increased demand for nuclear safety, armor, and duty gear products.

Net income decreased by $0.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of increased contingent consideration expense, increased compensation expense, and adverse foreign currency fluctuations, partially offset by increased gross profit.

Net sales increased by $75.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as a result of current and prior year acquisitions, partially offset by lower agency demand for hard goods in the Distribution segment.

Net income decreased by $8.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as a result of increased contingent consideration expense, compensation expense, and interest expense, as well as adverse foreign currency fluctuations, partially offset by increased gross profit.

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

The following table presents our orders backlog as of the periods indicated:

	June 30, 2026	December 31, 2025
Orders backlog	$367,731	$189,799

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

Orders backlog increased by $177.9 million as of June 30, 2026 compared to December 31, 2025, primarily due to increases of $107.0 million from orders of vehicle blast attenuation seats, blast exposure monitoring sensors, and remotely operated vehicles, $56.1 million from current year acquisitions, $12.6 million from nuclear safety products, and $7.6 million due to international and domestic channels for duty gear holsters, partially offset by a $4.7 million decrease in international and domestic orders for crowd control products.

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

The following table presents data from our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands unless otherwise noted):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Chg	2026	2025	% Chg
Net sales	$207,126	$157,109	31.8%	$362,555	$287,215	26.2%
Cost of goods sold	119,991	92,860	29.2%	215,254	166,835	29.0%
Gross profit	87,135	64,249	35.6%	147,301	120,380	22.4%

Operating expenses
Selling, general and administrative	63,220	45,129	40.1%	112,053	86,882	29.0%
Restructuring and transaction costs	1,453	3,326	(56.3)%	3,295	4,024	(18.1)%
Related party expense	—	1,109	(100.0)%	2,000	1,237	61.7%
Total operating expenses	64,673	49,564	30.5%	117,348	92,143	27.4%
Operating income	22,462	14,685	53.0%	29,953	28,237	6.1%

Other expense
Interest expense, net	(5,019)	(3,590)	39.8%	(9,290)	(5,821)	59.6%
Other (expense) income, net	(529)	6,114	(108.7)%	(918)	7,401	(112.4)%
Total other expense, net	(5,548)	2,524	(319.8)%	(10,208)	1,580	(746.1)%

Income before provision for income taxes	16,914	17,209	(1.7)%	19,745	29,817	(33.8)%
Provision for income taxes	(5,507)	(4,998)	10.2%	(6,363)	(8,358)	(23.9)%

Net income	$11,407	$12,211	(6.6)%	$13,382	$21,459	(37.6)%

The following tables present segment data for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$190,039	$27,104	$(10,017)	$207,126
Cost of goods sold	109,069	20,937	(10,015)	119,991
Gross profit	$80,970	$6,167	$(2)	$87,135

	Three Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$140,135	$25,508	$(8,534)	$157,109
Cost of goods sold	81,702	19,609	(8,451)	92,860
Gross profit	$58,433	$5,899	$(83)	$64,249

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$330,678	$47,399	$(15,522)	$362,555
Cost of goods sold	193,532	37,244	(15,522)	215,254
Gross profit	$137,146	$10,155	$—	$147,301

	Six Months Ended June 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$252,870	$53,370	$(19,025)	$287,215
Cost of goods sold	144,327	41,450	(18,942)	166,835
Gross profit	$108,543	$11,920	$(83)	$120,380

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

Net sales. Product segment net sales increased by $49.9 million, or 35.6%, from $140.1 million to $190.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to increases of $36.6 million from current year acquisitions, $8.4 million from higher demand for nuclear safety products, of which $3.3 million is organic, $3.2 million from increased demand for existing armor products, and $2.3 million from higher demand for duty gear products. Distribution segment net sales increased by $1.6 million, or 6.3%, from $25.5 million to $27.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to higher demand for hard goods. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $27.4 million, or 33.5%, from $81.7 million to $109.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to current year acquisitions, increased volume, inventory step-up amortization and increased costs to manufacture product, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales increased by 90 basis points to 42.6% for the three months ended June 30, 2026 from 41.7% for the three months ended June 30, 2025, mainly driven by favorable pricing, net of material inflation, and favorable product mix, partially offset by an increase in inventory step-up amortization.

Distribution segment cost of goods sold increased by $1.3 million, or 6.8%, from $19.6 million to $20.9 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to increased volume. Distribution segment gross profit as a percentage of net sales decreased by 30 basis points to 22.8% for the three months ended June 30, 2026 from 23.1% for the three months ended June 30, 2025, mainly driven by unfavorable mix. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. Selling, general and administrative increased by $18.1 million, or 40.1%, for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to current year acquisitions, higher employee compensation and associated benefits, and professional services expenses.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $1.9 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher transaction costs associated with the Zircaloy acquisition in 2025.

Related party expense. Related party expense, which primarily consists of one-time fees paid to related parties for transaction related services, decreased by $1.1 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to a $1.0 million decrease in transaction fees paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with acquisitions.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Interest expense, net. Interest expense, net increased by $1.4 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to the debt assumed as part of acquisitions.

Other (expense) income, net. Other (expense), net was $0.5 million for the three months ended June 30, 2026 as compared to Other income, net of $6.1 million for the three months ended June 30, 2025, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $5.5 million for the three months ended June 30, 2026 compared to $5.0 million for the three months ended June 30, 2025. The effective tax rate was 32.6%% for the three months ended June 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 29.0% for the three months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

Net sales. Product segment net sales increased by $77.8 million, or 30.8%, from $252.9 million to $330.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase of $78.5 million from current and prior year acquisitions. Distribution segment net sales decreased by $6.0 million, or 11.2%, from $53.4 million to $47.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower demand for hard goods. Reconciling items consist primarily of intercompany eliminations.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $49.2 million, or 34.1%, from $144.3 million to $193.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to current and prior year acquisitions, inventory step-up amortization and increased costs to manufacture product, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales decreased by 145 basis points to 41.5% for the six months ended June 30, 2026 from 42.9% for the six months ended June 30, 2025, mainly driven by an increase in inventory step-up amortization and unfavorable product mix, partially offset by favorable pricing, net of material inflation.

Distribution segment cost of goods sold decreased by $4.3 million, or 10.1%, from $41.5 million to $37.2 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales decreased by 91 basis points to 21.4% for the six months ended June 30, 2026 from 22.3% for the six months ended June 30, 2025, mainly driven by unfavorable mix. Reconciling items consist primarily of intercompany eliminations.

Selling, general and administrative. Selling, general and administrative increased by $25.2 million, or 29.0%, for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to current and prior year acquisitions and higher employee compensation and associated benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $0.7 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher transaction costs associated with the Zircaloy acquisition in 2025.

Related party expense. Related party expense, which primarily consists of one-time fees paid to related parties for transaction related services, increased by $0.8 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a $1.0 million increase in transaction fees paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with acquisitions.

Interest expense, net. Interest expense, net increased by $3.5 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to the debt assumed as part of acquisitions.

Other (expense) income, net. Other (expense), net was $0.9 million for the six months ended June 30, 2026 as compared to Other income, net of $7.4 million for the six months ended June 30, 2025, primarily due to changes in foreign currency exchange rates.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Provision for income taxes. Provision for income taxes was $6.4 million for the six months ended June 30, 2026 compared to $8.4 million for the six months ended June 30, 2025. The effective tax rate was 32.2% for the six months ended June 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 28.0% for the six months ended June 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

NON-GAAP MEASURES

This Quarterly Report on Form 10-Q includes EBITDA and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as net income before depreciation and amortization expense, interest expense and provision for income tax. Adjusted EBITDA represents EBITDA that excludes restructuring and transaction costs, other expense (income), net, stock-based compensation expense, stock-based compensation payroll tax expense, amortization of inventory step-up, contingent consideration expense, and impairment expense as these items do not represent our core operating performance.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,407	$12,211	$13,382	$21,459
Add back:
Depreciation and amortization	6,171	4,676	11,899	8,532
Interest expense, net	5,019	3,590	9,290	5,821
Provision for income taxes	5,507	4,998	6,363	8,358
EBITDA	$28,104	$25,475	$40,934	$44,170
Add back:
Restructuring and transaction costs(1)	1,453	4,326	5,295	5,024
Other expense (income), net(2)	529	(6,114)	918	(7,401)
Stock-based compensation expense(3)	2,960	2,425	4,886	4,393
Stock-based compensation payroll tax expense(4)	1	—	130	92
Amortization of inventory step-up(5)	2,362	356	4,921	356
Contingent consideration expense(6)	6,430	526	5,866	857
Impairment expense(7)	148	—	148	—
Adjusted EBITDA	$41,987	$26,994	$63,098	$47,491
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $2.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of TYR for the six months

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ended June 30, 2026 and a $1.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Zircaloy for the three and six months ended June 30, 2025, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other (expense) income, net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects amortization expense related to the step-up inventory adjustment recorded as a result of acquisitions.
(6)	Reflects contingent consideration expense related to the acquisition of ICOR and TYR.
(7)	Reflects non-cash write-down of individual fixed assets.

Adjusted EBITDA increased by $15.0 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase in gross profit from current year acquisitions, partially offset by an increase in selling, general and administrative expenses from current year acquisitions. Adjusted EBITDA increased by $15.6 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase in gross profit from current and prior year acquisitions, partially offset by an increase in selling, general and administrative expenses from current and prior year acquisitions.

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

For the six months ended June 30, 2026, net cash provided by operating activities totaled $44.7 million and as of June 30, 2026, cash and cash equivalents totaled $54.0 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of June 30, 2026 and December 31, 2025, we had $374.3 million and $307.3 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the 2024 Borrower and the Guarantors. As of July 31, 2026, there were no amounts outstanding under the 2024 Revolving Loan.

The foregoing description of the 2024 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2024, and is incorporated herein by reference as though fully set forth herein.

In April 2025, in connection with the Zircaloy acquisition, the Company drew $97.5 million of the $115.0 million available under the DDTL- A-1 Facility. In June 2026, the Company drew $75.0 million under the DDTL-A-2 Facility. The DDTL-A-1 and DDTL-A-2 facilities have the same terms and conditions as the 2024 Term Loan, including such items as interest rate, quarterly amortization payment requirements, and maturity date.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

There were no amounts outstanding under the 2024 Revolving Loan as of June 30, 2026 and December 31, 2025, respectively.

Canadian Credit Facility

On July 23, 2026, Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC, the Company’s Canadian subsidiaries, as borrowers (the “Canadian Borrowers”), and Safariland, LLC, as guarantor (the “Canadian Guarantor”), closed on a line of credit pursuant to an Amended and Restated Loan Agreement (the “Canadian Loan Agreement”) and an Amended and Restated Revolving Line of Credit Note (the “Note”) with PNC Bank Canada Branch (“PNC Canada”), as lender pursuant to which the Canadian Borrowers may borrow up to CDN$20.0 million under a revolving line of credit (including up to CDN$6.0 million for letters of credit) (the “Revolving Canadian Loan”). The Revolving Canadian Loan matures on December 20, 2029. The Canadian Loan Agreement is guaranteed by the Canadian Guarantor pursuant to an Amended and Restated Guaranty and Suretyship Agreement. The Canadian Loan Agreement amends and restates the prior Canadian loan agreement, which was entered into on October 14, 2021, in its entirety.

The Canadian Borrowers may elect to have borrowings either in United States dollars or Canadian dollars under the Canadian Loan Agreement, which will bear interest, in the case of borrowings in United States dollars, at a base rate, daily SOFR or term SOFR, in each case, plus an applicable margin, and, in the case of borrowings in Canadian dollars, at a Canadian Prime Rate (as announced from time to time by PNC Canada) or the daily Canadian Overnight Repo Rate Average (“CORRA”) as determined from time to time by the Bank of Canada (or any successor administrator of CORRA). The applicable margin for these borrowings will range, based on the Company’s consolidated total net leverage ratio, from 0.50% to 1.50% per annum, in the case of base rate borrowings and Canadian Prime Rate borrowings, and 1.50% to 2.50% per annum, in the case of daily SOFR borrowings, term SOFR borrowings and CORRA borrowings. The Canadian Loan Agreement also requires the Canadian Borrowers to pay an unused line fee on the unused portion of the loan commitments in an amount ranging between 0.175% and 0.25% per annum, based upon the level of the Company’s consolidated total net leverage ratio.

There were no amounts outstanding under the Revolving Canadian Loan as of June 30, 2026 and December 31, 2025.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other indebtedness, bankruptcy and insolvency events, judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of July 31, 2026, there were no amounts outstanding under the Revolving Canadian Loan.

The foregoing descriptions of the Canadian Loan Agreement and the Note do not purport to be complete and  are qualified in  their entirety by reference to the full text of the Canadian Loan Agreement and the Note, copies of which  are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to our Current Report on Form 8-K filed on July 29, 2026, and  are incorporated herein by reference as though fully set forth herein.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$44,652	$19,979
Net cash used in investing activities	(169,986)	(92,317)
Net cash provided by financing activities	57,282	82,943
Effects of foreign exchange rates on cash, cash equivalents and restricted cash	394	1,931
Change in cash, cash equivalents and restricted cash	(67,658)	12,536
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$57,669	$137,469

Net cash provided by operating activities

During the six months ended June 30, 2026, net cash provided by operating activities of $44.7 million resulted primarily from net income of $13.4 million, add-backs to net income of $11.9 million for depreciation and amortization, $4.9 million for amortization of inventory step-up, $4.9 million for stock-based compensation, $5.9 million for remeasurement of contingent consideration, and $5.6 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $7.3 million, an increase in inventories of $8.3 million and an increase in accounts payable and other liabilities of $24.7 million.

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

Net cash used in investing activities

During the three months ended June 30, 2026, we used $170.0 million of cash in investing activities, consisting of $153.6 million for the acquisition of TYR, $10.3 million for the acquisition of Alien Gear, and $6.1 million for the purchase of property and equipment.

During the six months ended June 30, 2025, we used $92.3 million of cash in investing activities, primarily consisting of $89.6 million for the acquisition of Zircaloy.

Net cash provided by financing activities

During the three months ended June 30, 2026, net cash provided by financing activities of $57.3 million resulted primarily from proceeds from term debt of $75.0 million, partially offset by principal payments on term loans of $8.1 million and dividends distributed of $8.6 million.

During the six months ended June 30, 2025, net cash provided by financing activities of $82.9 million resulted primarily from proceeds from term loans of $97.5 million, partially offset by principal payments on term loans of $5.7 million and dividends distributed of $7.7 million.

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Quarterly Report on Form 10-Q for the three months ended March 31, 2026, other than for the following obligations:

		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Debt(1)	$375,956	$20,012	$39,818	$316,126	$—
Interest on debt(2)	$68,112	$20,919	$38,743	$8,450	$—
(1)	Includes scheduled cash principal payments on our debt, excluding interest, original issuance discount and debt issuance costs.
(2)	Includes the effect of our interest rate swap and assumes (a) one-month SOFR rate in effect as of June 30, 2026; (b) applicable margins remain constant; (c) only mandatory debt repayments are made; and (d) no refinancing occurs at debt maturity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. These risks are not significant to our results of operations, but they may be in the future. We do not hold or issue financial instruments for speculative or trading purposes. There have not been material changes in market risk exposures as of June 30, 2026.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of June 30, 2026, we had $375.8 million in outstanding floating rate debt, which bears interest at one-month SOFR (3.64% as of June 30, 2026) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of June 30, 2026, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.8 million on the principal amount of debt and a $1.4 million change in interest expense when including the effect of our Swap Agreements.

As of June 30, 2026, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
September 30, 2021 through July 23, 2026	$76,250	0.812%
May 31, 2023 through July 23, 2026	$41,875	3.905%
February 14, 2025 through December 20, 2029	$36,422	4.080%
April 7, 2025 through December 20, 2029	$46,875	3.545%
July 31, 2025 through December 20, 2029	$95,000	3.449%

During the six months ended June 30, 2026, there were no interest rate swap agreements that expired.

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

CADRE HOLDINGS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The Company has entered into forward contracts to hedge forecasted Mexican peso denominated costs associated with our Mexican subsidiary. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are recorded in other comprehensive (income) loss and are reclassified from accumulated other comprehensive (loss) income into earnings in the period the hedged item impacts earnings.

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $0.6 million and $0.8 million for the three and six months ended June 30, 2026, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired TYR on January 30, 2026 and acquired Alien Gear on April 7, 2026. The Company is currently in the process of integrating TYR and Alien Gear into the Company’s internal controls over financial reporting. Other than the continued integration of TYR and Alien Gear, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Loan Agreement, dated as of July 23, 2026, among Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC, as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2026).

10.2

Amended and Restated Revolving Line of Credit Note, dated July 23, 2026, among Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC, as borrowers, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2026).

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

CADRE HOLDINGS, INC.
Date: August 5, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)