Form 10-Q
period 2026-09-30
Cadre Holdings, Inc.
filed 2026-11-04
CIK 1860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

or

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

As of October 30, 2026, there were 42,920,853 shares of common stock, par value $0.0001, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$63,916	$122,898
Restricted cash	3,796	2,429
Accounts receivable, net of allowance for doubtful accounts of $383 and $273, respectively	127,082	110,607
Inventories	126,668	100,263
Prepaid expenses	14,700	14,574
Other current assets	19,938	15,095
Total current assets	356,100	365,866
Property and equipment, net of accumulated depreciation and amortization of $76,989 and $63,125, respectively	125,000	78,822
Operating lease assets	24,517	19,778
Deferred tax assets, net	4,875	4,816
Intangible assets, net	170,899	114,984
Goodwill	233,728	181,406
Other assets	7,575	4,359
Total assets	$922,694	$770,031

Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$35,365	$22,325
Accrued liabilities	89,832	61,066
Income tax payable	6,239	4,838
Current portion of long-term debt	20,011	16,266
Total current liabilities	151,447	104,495
Long-term debt	349,467	290,987
Long-term operating lease liabilities	18,109	15,039
Deferred tax liabilities	29,432	30,058
Other liabilities	7,457	11,648
Total liabilities	555,912	452,227

Commitments and contingencies (Note 10)

Mezzanine equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—

Shareholders' equity
Common stock ($0.0001 par value, 190,000,000 shares authorized, 42,919,029 and 42,160,656 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	4	4
Additional paid-in capital	316,619	282,570
Accumulated other comprehensive (loss) income	(1,134)	460
Accumulated earnings	51,293	34,770
Total shareholders’ equity	366,782	317,804
Total liabilities, mezzanine equity and shareholders' equity	$922,694	$770,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$202,876	$155,869	$565,431	$443,084
Cost of goods sold	114,785	89,244	330,039	256,079
Gross profit	88,091	66,625	235,392	187,005
Operating expenses
Selling, general and administrative	58,877	45,627	170,930	132,509
Restructuring and transaction costs	863	2,216	4,158	6,240
Related party expense	—	108	2,000	1,345
Total operating expenses	59,740	47,951	177,088	140,094
Operating income	28,351	18,674	58,304	46,911
Other expense
Interest expense, net	(5,405)	(3,028)	(14,695)	(8,849)
Other income (expense), net	984	(802)	66	6,599
Total other expense, net	(4,421)	(3,830)	(14,629)	(2,250)
Income before provision for income taxes	23,930	14,844	43,675	44,661
Provision for income taxes	(7,945)	(3,903)	(14,308)	(12,261)
Net income	$15,985	$10,941	$29,367	$32,400

Net income per share:
Basic	$0.37	$0.27	$0.69	$0.80
Diluted	$0.37	$0.27	$0.68	$0.79
Weighted average shares outstanding:
Basic	42,867,048	40,666,861	42,746,081	40,649,339
Diluted	43,468,634	40,977,677	43,410,498	40,964,737

Net income	$15,985	$10,941	$29,367	$32,400
Other comprehensive income (loss):
Unrealized holding gains (losses) on derivative instruments, net of tax(1)	2,607	107	5,189	(730)
Reclassification adjustments for gains included in net income, net of tax(2)	(186)	(1,012)	(1,142)	(1,872)
Total unrealized gain (loss) on derivative instruments, net of tax	2,421	(905)	4,047	(2,602)
Foreign currency translation adjustments, net of tax(3)	(1,367)	(1,070)	(5,641)	4,556
Other comprehensive income (loss)	1,054	(1,975)	(1,594)	1,954
Comprehensive income, net of tax	$17,039	$8,966	$27,773	$34,354

(1) Net of income tax of $873 and $36 for the three months ended September 30, 2026 and 2025, respectively, and $1,731 and $244 for the nine months ended September 30, 2026 and 2025, respectively.

(2) Amounts reclassified to net income relate to gains on interest rate swaps and foreign currency hedges and are included in interest expense, net above. Amounts are net of income tax of $81 and $177 for the three months ended September 30, 2026 and 2025, respectively, and $380 and $709 for the nine months ended September 30, 2026 and 2025, respectively.

(3) Net of income tax of $4 and $135 for the three months ended September 30, 2026 and 2025, respectively, and $217 and $340 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$29,367	$32,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,335	13,908
Amortization of original issue discount and debt issue costs	664	1,075
Amortization of inventory step-up	5,076	826
Deferred income taxes	(1,312)	(4,163)
Stock-based compensation	9,952	6,840
Remeasurement of contingent consideration	6,051	1,489
Recoveries from accounts receivable	(171)	(190)
Unrealized foreign exchange transaction loss (gain)	273	(2,275)
Other loss	971	268
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(6,235)	19,360
Inventories	(6,322)	(14,748)
Prepaid expenses and other assets	(3,847)	4,607
Accounts payable and other liabilities	14,783	(16,942)
Net cash provided by operating activities	67,585	42,455
Cash Flows From Investing Activities:
Purchase of property and equipment	(9,204)	(3,582)
Proceeds from disposition of property and equipment	—	6
Business acquisitions, net of cash acquired	(164,769)	(89,590)
Other	(650)	—
Net cash used in investing activities	(174,623)	(93,166)
Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	82,500	—
Payments on revolving credit facilities	(82,500)	—
Proceeds from term loans	75,000	97,500
Principal payments on term loans	(13,101)	(9,723)
Taxes paid in connection with employee stock transactions	(1,262)	(1,185)
Proceeds from exercise of stock options	2,157	—
Dividends distributed	(12,844)	(11,584)
Other	176	344
Net cash provided by financing activities	50,126	75,352
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(703)	1,301
Change in cash, cash equivalents and restricted cash	(57,615)	25,942
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$67,712	$150,875
Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes, net	$12,441	$22,545
Cash paid for interest	$15,876	$13,075
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accruals and accounts payable for capital expenditures	$131	$16
Non-cash consideration	$31,647	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADRE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2025	42,160,656	$4	$282,570	$460	$34,770	$317,804
Net income	—	—	—	—	1,975	1,975
Dividends declared ($0.10 per share)	—	—	—	—	(4,282)	(4,282)
Stock-based compensation	—	—	1,926	—	—	1,926
Common stock issued under employee compensation plans	110,874	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(39,987)	—	(1,241)	—	—	(1,241)
Common stock issued as consideration for acquisition	565,908	—	22,642	—	—	22,642
Foreign currency translation adjustments	—	—	—	(3,196)	—	(3,196)
Change in fair value of derivative instruments	—	—	—	488	—	488
Balance, March 31, 2026	42,797,451	$4	$305,897	$(2,248)	$32,463	$336,116
Net income	—	—	—	—	11,407	11,407
Dividends declared ($0.10 per share)	—	—	—	—	(4,280)	(4,280)
Stock-based compensation	—	—	2,864	—	—	2,864
Common stock issued under employee compensation plans	23,993	—	656	—	—	656
Common stock withheld related to net share settlement of stock-based compensation	(710)	—	(21)	—	—	(21)
Foreign currency translation adjustments	—	—	—	(1,078)	—	(1,078)
Change in fair value of derivative instruments	—	—	—	1,138	—	1,138
Balance, June 30, 2026	42,820,734	$4	$309,396	$(2,188)	$39,590	$346,802
Net income	—	—	—	—	15,985	15,985
Dividends declared ($0.10 per share)	—	—	—	—	(4,282)	(4,282)
Stock-based compensation	—	—	5,066	—	—	5,066
Exercise of stock options	98,295	—	2,157	—	—	2,157
Foreign currency translation adjustments	—	—	—	(1,367)	—	(1,367)
Change in fair value of derivative instruments	—	—	—	2,421	—	2,421
Balance, September 30, 2026	42,919,029	$4	$316,619	$(1,134)	$51,293	$366,782

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,352	$28,352	$—	$—	$84,092	$84,092	$—	$—
Derivative instruments (Note 8)	$5,244	$—	$5,244	$—	$1,181	$—	$1,181	$—

Liabilities:
Derivative instruments (Note 8)	$255	$—	$255	$—	$1,701	$—	$1,701	$—
Contingent consideration (Note 2 and Note 10)	$15,262	$—	$—	$15,262	$5,326	$—	$—	$5,326

There were no transfers of assets or liabilities between levels during the three months ended September 30, 2026 and 2025.

There have not been material changes in the fair value of debt (Level 2), as compared to the carrying value, as of September 30, 2026 and December 31, 2025.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Included in cash and cash equivalents are deposits with banks, cash on hand in stores, amounts due from credit card transactions and money market funds. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of September 30, 2026, the Company had $4,349 in outstanding letters of credit that were collateralized by restricted cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented in our condensed consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in our condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$63,916	$122,898
Restricted cash	3,796	2,429
Total cash, cash equivalents and restricted cash	$67,712	$125,327

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

Revenue Recognition

The Company derives revenue primarily from the sale of physical products. The Company recognizes such revenue at point-in-time when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or services to the customer. The performance obligation is considered satisfied when control transfers, which is generally determined when products are shipped or delivered to the customer. Sales are made on normal and customary short-term credit terms or payment upon delivery for point-of-sale transactions.

The Company enters into contractual arrangements primarily with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms.

The Company has certain long-term contracts that contain performance obligations that are satisfied over time. The Company invoices the customer once billing milestones are reached and collects under customary short-term credit terms. For long-term contracts, the Company recognizes revenue using the input method based on costs incurred, as this method is an appropriate measure of progress toward the complete satisfaction of the performance obligation. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table sets forth the changes in the Company’s accrued warranties, which are recorded in accrued liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning accrued warranty expense	$2,248	$1,733	$2,072	$1,760
Acquired accrued warranty expense	—	—	283	—
Current period (claims) recoveries	(688)	79	(935)	(5)
Provision for current period sales	901	257	1,041	314
Ending accrued warranty expense	$2,461	$2,069	$2,461	$2,069

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

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$15,985	$10,941	$29,367	$32,400

Weighted average shares outstanding - basic	42,867,048	40,666,861	42,746,081	40,649,339
Effect of dilutive securities:
Stock-based awards	601,586	310,817	664,417	315,398
Weighted average shares outstanding - diluted	43,468,634	40,977,677	43,410,498	40,964,737
Net income per share:
Basic	$0.37	$0.27	$0.69	$0.80
Diluted	$0.37	$0.27	$0.68	$0.79

For the three months ended September 30, 2026 and 2025, equity awards of 1,171,505 and 709,694, respectively, and for the nine months ended September 30, 2026 and 2025, equity awards of 1,190,374 and 709,694, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

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

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of Alien Gear were $792 for the nine months ended September 30, 2026.

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have decreased goodwill by $19 for changes in assumptions used to fair value equipment. The fair value estimates for the purchase price allocation are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Alien Gear acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the Alien Gear acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$10,300

Inventories	$3,100
Prepaid expenses and other current assets	318
Property and equipment	1,310
Intangible assets	4,270
Goodwill	2,913
Other assets	55
Total assets acquired	11,966
Accounts payable	335
Accrued liabilities	1,331
Total liabilities assumed	1,666
Net assets acquired	$10,300

In connection with the acquisition, the Company acquired exclusive rights to Alien Gear’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$330	8
Technology	1,550	15
Trademarks	2,390	15
Total	$4,270

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The full amount of goodwill is expected to be deductible for tax purposes. There were no pre-existing relationships between the Company and Alien Gear prior to the acquisition. Alien Gear revenue is included in the Product segment from the date of acquisition and amounted to $4,795 and $9,682 for the three and nine months ended September 30, 2026, respectively. It is not practical to determine the amount of earnings related to Alien Gear from the date of acquisition. The acquisition is not expected to be material to our operations, and consequently we have not included any pro forma information.

TYR Acquisition

On January 30, 2026, the Company completed the acquisition of TYR Tactical, LLC (“TYR”) including certain real estate property owned by an affiliate of TYR.

The acquisition was accounted for as a business combination. Total acquisition-related costs for the acquisition of TYR were $6,147, of which $3,681 (including $2,000 paid to a related party as discussed in Note 13) was recognized during the nine months ended September 30, 2026.

Total consideration, net of cash acquired, was $186,116 for 100% of the equity interests in TYR. The total consideration was as follows:

Cash consideration	$164,417
Stock consideration	22,642
Less: cash acquired	(9,948)
Plus: contingent consideration	4,080
Plus: tax gross-up payable to seller	4,925
Total consideration, net	$186,116

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the total purchase price consideration and the preliminary amounts recognized for the assets acquired and liabilities assumed, which have been estimated at their fair values. Since our initial purchase price allocation, we have increased goodwill by $949 for changes in cash consideration and assumptions used to fair value inventories, other current assets, customer relationships, and technology. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the TYR acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but no later than one year from the date of the acquisition. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for the TYR acquisition is included in the Product segment and reflects synergies and additional legacy growth and profitability expected from this acquisition through expansion into new markets and customers.

Total consideration, net	$186,116

Accounts receivable	$11,199
Inventories	23,500
Prepaid expenses and other current assets	618
Property and equipment	45,864
Operating lease assets	1,921
Intangible assets	62,200
Goodwill	51,390
Other assets	51
Total assets acquired	196,743
Accounts payable	4,205
Accrued liabilities	4,870
Long-term operating lease liabilities	1,552
Total liabilities assumed	10,627
Net assets acquired	$186,116

In connection with the acquisition, the Company acquired exclusive rights to TYR’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset and the related average useful lives are as follows:

	Gross	Average Useful Life
Customer relationships	$26,400	20
Technology	23,100	20
Trademarks	12,700	15
Total	$62,200

The full amount of goodwill is expected to be deductible for tax purposes. There were no pre-existing relationships between the Company and TYR prior to the acquisition. TYR revenue is included in the Product segment from the date of acquisition and amounted to $31,208 and $78,403 for the three and nine months ended September 30, 2026, respectively. It is not practical to determine the amount of earnings related to TYR from the date of acquisition.

The purchase agreement provided for the payment of contingent consideration of up to $8,333 per calendar year 2026, 2027, and 2028 based on the achievement of specified net revenue targets for each respective year. Using a Monte Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $4,080 as of January 30, 2026. Significant unobservable inputs used in the valuation include a discount rate of 8.0% and the probability-adjusted net sales during the contingency periods. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

value recognized within operating income in the condensed consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The following table summarizes the change in the TYR contingent consideration liability for the three and nine months ended September 30, 2026:

Balance, December 31, 2025	$—
TYR acquisition	4,080
Fair value adjustment	(750)
Balance, March 31, 2026	$3,330
Fair value adjustment	6,290
Balance, June 30, 2026	$9,620
Fair value adjustment	150
Balance, September 30, 2026	$9,770

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$202,876	$175,818	$579,466	$517,124
Net income	$15,821	$9,926	$34,819	$32,748

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

3.    REVENUE RECOGNITION

The following tables disaggregate net sales by channel and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. state and local agencies (a)	$69,162	$76,399	$204,922	$227,408
Commercial	14,508	12,285	42,771	35,191
U.S. federal agencies	42,390	23,918	114,322	74,424
International	74,415	40,549	196,017	100,289
Other	2,401	2,718	7,399	5,772
Net sales	$202,876	$155,869	$565,431	$443,084

(a) Includes all Distribution sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$128,461	$115,320	$369,414	$342,795
International	74,415	40,549	196,017	100,289
Net sales	$202,876	$155,869	$565,431	$443,084

Revenue by product is not disclosed, as it is impractical to do so.

Contract Assets and Liabilities

Contract assets represent unbilled amounts resulting from certain long-term contracts that contain performance obligations that are satisfied over time. In these contracts, the revenue recognized exceeds the amount billed to the customer. Contract assets totaled $21,911 and $17,875 as of September 30, 2026 and January 1, 2026, respectively. The Company presents contract assets in either accounts receivable, net or other current assets in the condensed consolidated balance sheets based on the nature of the underlying right to consideration and the contractual billing provisions.

Contract liabilities are recorded when customers are billed or remit cash payments in advance of the Company satisfying performance obligations. Contract liabilities are recognized into revenue when the performance obligation is satisfied. Contract liabilities are included in accrued liabilities in the Company’s condensed consolidated balance sheets, as they are expected to be recognized in revenue within one year, and totaled $11,179 and $12,023 as of September 30, 2026 and January 1, 2026, respectively. Revenue recognized during the three and nine months ended September 30, 2026 from amounts included in contract liabilities as of January 1, 2026 was $2,359 and $10,091, respectively.

Remaining Performance Obligations

As of September 30, 2026, we had $180,789 of remaining unfulfilled performance obligations, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC Topic 606, Revenue from Contracts with Customers, as of September 30, 2026. We expect to recognize approximately 53% of this balance over the next twelve months and expect the remainder to be recognized in the following two years.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

4.    INVENTORIES

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Finished goods	$41,834	$31,055
Work-in-process	19,479	10,007
Raw materials and supplies	65,355	59,201
Total	$126,668	$100,263

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill for the three and nine months ended September 30, 2026:

	Product	Distribution	Total
Balance, December 31, 2025	$178,790	$2,616	$181,406
TYR acquisition	50,441	—	50,441
Zircaloy measurement period adjustments	344	—	344
Foreign currency translation adjustments	(966)	—	(966)
Balance, March 31, 2026	$228,609	$2,616	$231,225
Alien Gear acquisition	2,932	—	2,932
TYR measurement period adjustments	32	—	32
Foreign currency translation adjustments	(282)	—	(282)
Balance, June 30, 2026	$231,291	$2,616	$233,907
TYR measurement period adjustments	917	—	917
Alien Gear measurement period adjustments	(19)	—	(19)
Foreign currency translation adjustments	(1,077)	—	(1,077)
Balance, September 30, 2026	$231,112	$2,616	$233,728

Gross goodwill and accumulated impairment losses were $241,313 and $7,585, respectively, as of September 30, 2026 and $188,991 and $7,585, respectively, as of December 31, 2025.

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

Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$138,321	$(76,871)	$61,450	18
Technology	93,054	(24,685)	68,369	16
Tradenames	33,125	(9,437)	23,688	13
Non-compete agreements	1,025	(1,025)	—	-
	$265,525	$(112,018)	$153,507
Indefinite-lived intangibles:
Tradenames	17,392	—	17,392	Indefinite
Total	$282,917	$(112,018)	$170,899

	December 31, 2025
				Weighted
		Accumulated		Average
	Gross	Amortization	Net	Useful Life
Definite-lived intangibles:
Customer relationships	$112,693	$(73,577)	$39,116	17
Technology	69,056	(20,587)	48,469	13
Tradenames	18,045	(8,078)	9,967	12
Non-compete agreements	1,037	(1,037)	—	-
	$200,831	$(103,279)	$97,552
Indefinite-lived intangibles:
Tradenames	17,432	—	17,432	Indefinite
Total	$218,263	$(103,279)	$114,984

Amortization expense for the three months ended September 30, 2026 and 2025 was $3,231 and $2,574, respectively, of which $1,402 and $1,234 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods. Amortization expense for the nine months ended September 30, 2026 and 2025 was $9,348 and $7,100, respectively, of which $4,286 and $3,506 was included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income for the respective periods.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The estimated amortization expense for definite-lived intangible assets for the remaining three months of 2026, the next four years and thereafter is as follows:

Remainder of 2026	$3,189
2027	12,644
2028	12,644
2029	12,544
2030	11,841
Thereafter	100,645
Total	$153,507

6.    ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Accrued expenses	$8,829	$3,903
Accrued compensation and payroll tax	35,058	26,762
Accrued interest payable	154	159
Accrued warranties	2,461	2,072
Contract liabilities and customer credits	13,342	12,737
Current lease liabilities	6,716	5,543
Current contingent consideration	13,262	—
Other accrued liabilities	10,010	9,890
Total	$89,832	$61,066

7.    DEBT

The Company’s debt is as follows:

	September 30, 2026	December 31, 2025
Short-term debt:
Current portion of term loan	$19,875	$16,125
Current portion of other	136	141
	$20,011	$16,266
Long-term debt:
Term loan	350,906	292,688
Other	69	141
	$350,975	$292,829
Unamortized debt discount and debt issuance costs	(1,508)	(1,842)
Total long-term debt, net	$349,467	$290,987

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The following summarizes the aggregate principal payments of our long-term debt, excluding debt discount and debt issuance costs:

Remainder of 2026	$5,037
2027	20,011
2028	19,875
2029	326,063
Total principal payments	$370,986

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

There were no amounts outstanding under the 2024 Revolving Loan as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, there were $1,987 in outstanding letters of credit and $173,013 of availability.

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

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2026 and December 31, 2025.

8.    DERIVATIVE INSTRUMENTS

Interest Rate Swaps

We entered into interest rate swap agreements to hedge forecasted monthly interest rate payments on our floating rate debt. Under the terms of the interest rate swap agreements (“Swap Agreements”), we receive payments based on the 1-month SOFR (3.91% as of September 30, 2026). We had the following Swap Agreements as of September 30, 2026:

Effective Date	Notional Amount	Fixed Rate
February 14, 2025 through December 20, 2029	$35,930	4.080%
April 7, 2025 through December 20, 2029	$46,250	3.545%
July 31, 2025 through December 20, 2029	$93,750	3.449%

During the three months ended September 30, 2026, two Swap Agreements with aggregate notional amounts of $118,125 expired in accordance with their contractual terms.

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

The estimated fair value of our Swap Agreements in the condensed consolidated balance sheets was as follows:

Balance Sheet Accounts	September 30, 2026	December 31, 2025
Other current assets	$1,410	$1,181
Other assets	$3,834	$—
Accrued liabilities	$—	$472
Other liabilities	$—	$1,229

A cumulative gain, net of tax, of $3,933 and a cumulative loss, net of tax, of $431 is recorded in accumulated other comprehensive (loss) income as of September 30, 2026 and December 31, 2025, respectively.

The Company recognized a gain, net of tax, of $2,822 and a loss, net of tax, of $139 in other comprehensive income (loss) for the three months ended September 30, 2026 and 2025, respectively. There was a gain, net of tax, of $106 and $772 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended September 30, 2026 and 2025, respectively.

The Company recognized a gain, net of tax, of $5,292 and a loss, net of tax, of $1,103 in other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025, respectively. There was a gain, net of tax, of $928 and $2,001 reclassified from accumulated other comprehensive (loss) income into earnings for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, approximately $1,410 is expected to be reclassified from accumulated other comprehensive (loss) income into interest expense, net over the next 12 months.

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

As of September 30, 2026, the Company had outstanding contracts with a total notional amount of  MXN 129,375 and recognized a cumulative gain, net of tax, of $192 in accumulated other comprehensive (loss) income.

The Company recognized a gain, net of tax, of $215 and $246 in other comprehensive income (loss) for the three months ended September 30, 2026 and 2025, respectively. There was a gain, net of tax, of $80 and a loss, net of tax, of $240 reclassified from accumulated other comprehensive (loss) income into earnings for the three months ended September 30, 2026 and 2025, respectively.

The Company recognized a gain, net of tax, of $103 and $373 in other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025, respectively. There was a gain, net of tax, of $214 and a loss, net of tax, of $129 reclassified from accumulated other comprehensive (loss) income into earnings for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, approximately $192 is expected to be reclassified from accumulated other comprehensive (loss) income into earnings over the next 12 months.

9.    STOCK-BASED COMPENSATION

Performance Awards

On June 16, 2026, the Company granted 1,886,500 stock options and 1,073,500 restricted stock units ("RSUs") to certain executives under the 2021 Stock Incentive Plan. The performance awards contain market conditions based on the achievement of specified volume-weighted average stock price ("VWAP") thresholds of $60 and $80 per share over a 20 consecutive trading day measurement period. Certain awards vest solely upon achievement of the applicable market condition, while other awards require both achievement of the applicable market condition and continued employment through the third anniversary of the grant date. The market-condition awards were valued using a Monte Carlo simulation model, which incorporates assumptions regarding stock price volatility, risk-free interest rates, and dividend yield. Compensation expense for awards containing both a market condition and an explicit service condition is recognized over the longer of the explicit service period or the derived service period determined through the Monte Carlo valuation. Compensation expense for awards containing only a market condition is recognized over the derived service period. Because the market conditions are reflected in the grant-date fair value of the awards, compensation cost is recognized regardless of whether the market conditions are ultimately achieved, provided the requisite service period is rendered. The impact on the periods presented in our condensed consolidated financial statements is immaterial.

10.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is also involved in various legal disputes and other legal proceedings and claims that arise from time to time in the ordinary course of business. The Company vigorously defends itself against lawsuits and evaluates the amount of reasonably possible losses that the Company could incur as a result of these matters. While any litigation contains an element of uncertainty, the Company believes that the reasonably possible losses that the Company could incur in excess of insurance coverage would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

International

As an international company, we are, from time to time, the subject of investigations related to the Company’s international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and foreign laws. As of the date of this Report, the Company is not aware of any pending governmental investigation relating to its international operations that it expects would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ICOR Contingent Consideration

As part of the ICOR acquisition, the purchase agreement with respect to the acquisition provided for the payment of contingent consideration of up to CDN$8,000 (approximately $5,797 on the acquisition date) based upon future cumulative net sales during the three-year period ended January 9, 2027. Using a Monte Carlo pricing model, the Company estimated the fair value of the contingent consideration to be $2,225 as of January 9, 2024. Significant unobservable inputs used in the valuation include a discount rate of 6.2% and the probability adjusted net sales during the contingency period. The contingent consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income in the condensed consolidated statements of operations and comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The following table summarizes the changes in the contingent consideration liability for the three and nine months ended September 30, 2026:

Balance, December 31, 2025	$5,326
Fair value adjustment	186
Foreign currency translation adjustments	(88)
Balance, March 31, 2026	$5,424
Fair value adjustment	140
Foreign currency translation adjustments	(111)
Balance, June 30, 2026	$5,453
Fair value adjustment	35
Foreign currency translation adjustments	4
Balance, September 30, 2026	$5,492

11.    INCOME TAXES

The effective tax rate was 33.2% for the three months ended September 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 26.3% for the three months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

The effective tax rate was 32.8% for the nine months ended September 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 27.5% for the nine months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

12.     LEASES

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,513	$4,991
Financing cash flows - finance leases	$289	$172

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,223	$10,424
Finance leases	$—	$2,863

13.     RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2026, the Company paid $2,000 to Kanders & Company, Inc., a company controlled by Warren Kanders, our Chief Executive Officer, for services related to the acquisition of TYR, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2025, the Company paid $1,000 to Kanders & Company, Inc. for services related to the acquisition of Zircaloy, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.

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

	Three Months Ended September 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$188,748	$23,633	$(9,505)	$202,876
Cost of goods sold	106,179	18,111	(9,505)	114,785
Gross profit	$82,569	$5,522	$—	$88,091

CADRE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$138,789	$26,483	$(9,403)	$155,869
Cost of goods sold	77,862	20,843	(9,461)	89,244
Gross profit	$60,927	$5,640	$58	$66,625

	Nine Months Ended September 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$519,426	$71,032	$(25,027)	$565,431
Cost of goods sold	299,711	55,355	(25,027)	330,039
Gross profit	$219,715	$15,677	$—	$235,392

	Nine Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$391,659	$79,853	$(28,428)	$443,084
Cost of goods sold	222,189	62,293	(28,403)	256,079
Gross profit	$169,470	$17,560	$(25)	$187,005

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

15.    SUBSEQUENT EVENTS

In October 2026, the Company completed the acquisition of Robadair Ltd. and certain real property owned by an affiliate of Robadair Ltd. for total cash consideration of approximately $14,800.

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

On November 4, 2026, the Company's board of directors authorized a share repurchase program under which the Company may repurchase up to an aggregate of $100,000 of its common stock. Repurchases may be made from time to time at the discretion of management through open market purchases, block trades, privately negotiated transactions, Rule 10b5-1 plans or other means, subject to market conditions, applicable legal and regulatory requirements, contractual restrictions and other factors.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In January 2026, the Company acquired TYR Tactical, LLC (“TYR”) for $186.1 million.

In April 2026, the Company acquired Alien Gear holsters and certain assets from Tedder Industries, LLC for $10.3 million.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

The following table sets forth a summary of our financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$202,876	$155,869	$565,431	$443,084
Net income	$15,985	$10,941	$29,367	$32,400
Adjusted EBITDA(1)	$41,072	$29,815	$104,170	$77,306
(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Measures” below for our definition of, and additional information about, Adjusted EBITDA, and for a reconciliation to net income, the most directly comparable U.S. GAAP financial measure.

Net sales increased by $47.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily as a result of current year acquisitions and increased demand for EOD products.

Net income increased by $5.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily as a result of increased gross profit, partially offset by acquisition operating expenses, increased tax expense, and increased compensation expense.

Net sales increased by $122.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as a result of current and prior year acquisitions and higher demand for EOD, crowd control and chemiluminescent products.

Net income decreased by $3.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as a result of acquisition operating expenses, increased compensation expense, interest expense, and adverse foreign currency fluctuations, partially offset by increased gross profit.

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

The following table presents our orders backlog as of the periods indicated:

	September 30, 2026	December 31, 2025
Orders backlog	$338,231	$189,799

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

Orders backlog increased by $148.4 million as of September 30, 2026 compared to December 31, 2025, primarily due to increases of $93.4 million from orders of vehicle blast attenuation seats, blast exposure monitoring sensors, and remotely operated vehicles, $39.7 million from current year acquisition, $10.6 million from nuclear safety products, and $9.7 million from international, domestic and government channels for duty gear holsters, partially offset by a $6.5 million decrease from the Distribution segment.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following table presents data from our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands unless otherwise noted):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Chg	2026	2025	% Chg
Net sales	$202,876	$155,869	30.2%	$565,431	$443,084	27.6%
Cost of goods sold	114,785	89,244	28.6%	330,039	256,079	28.9%
Gross profit	88,091	66,625	32.2%	235,392	187,005	25.9%

Operating expenses
Selling, general and administrative	58,877	45,627	29.0%	170,930	132,509	29.0%
Restructuring and transaction costs	863	2,216	(61.1)%	4,158	6,240	(33.4)%
Related party expense	—	108	(100.0)%	2,000	1,345	48.7%
Total operating expenses	59,740	47,951	24.6%	177,088	140,094	26.4%
Operating income	28,351	18,674	51.8%	58,304	46,911	24.3%

Other expense
Interest expense, net	(5,405)	(3,028)	78.5%	(14,695)	(8,849)	66.1%
Other income (expense), net	984	(802)	(222.7)%	66	6,599	(99.0)%
Total other expense, net	(4,421)	(3,830)	15.4%	(14,629)	(2,250)	550.2%

Income before provision for income taxes	23,930	14,844	61.2%	43,675	44,661	(2.2)%
Provision for income taxes	(7,945)	(3,903)	103.6%	(14,308)	(12,261)	16.7%

Net income	$15,985	$10,941	46.1%	$29,367	$32,400	(9.4)%

The following tables present segment data for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$188,748	$23,633	$(9,505)	$202,876
Cost of goods sold	106,179	18,111	(9,505)	114,785
Gross profit	$82,569	$5,522	$—	$88,091

	Three Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$138,789	$26,483	$(9,403)	$155,869
Cost of goods sold	77,862	20,843	(9,461)	89,244
Gross profit	$60,927	$5,640	$58	$66,625

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2026
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$519,426	$71,032	$(25,027)	$565,431
Cost of goods sold	299,711	55,355	(25,027)	330,039
Gross profit	$219,715	$15,677	$—	$235,392

	Nine Months Ended September 30, 2025
			Reconciling
	Product	Distribution	Items(1)	Total
Net sales	$391,659	$79,853	$(28,428)	$443,084
Cost of goods sold	222,189	62,293	(28,403)	256,079
Gross profit	$169,470	$17,560	$(25)	$187,005

(1) Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

Net sales. Product segment net sales increased by $49.9 million, or 36.0%, from $138.8 million to $188.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to increases of $36.2 million from current year acquisitions and $13.4 million from increased demand for EOD products. Distribution segment net sales decreased by $2.9 million, or 10.8%, from $26.5 million to $23.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower demand for hard and soft goods.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $28.3 million, or 36.4%, from $77.9 million to $106.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to current year acquisitions, increased volume, and increased costs to manufacture product, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales decreased by 20 basis points to 43.7% for the three months ended September 30, 2026 from 43.9% for the three months ended September 30, 2025, mainly driven by unfavorable operating leverage, partially offset by favorable pricing.

Distribution segment cost of goods sold decreased by $2.7 million, or 13.1%, from $20.8 million to $18.1 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales increased by 210 basis points to 23.4% for the three months ended September 30, 2026 from 21.3% for the three months ended September 30, 2025, mainly driven by favorable mix.

Selling, general and administrative. Selling, general and administrative increased by $13.3 million, or 29.0%, for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to current year acquisitions, higher employee compensation and associated benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $1.4 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher transaction costs incurred in 2025 associated with acquisitions.

Related party expense. Related party expense, which primarily consists of one-time fees paid to related parties for transaction related services, remained consistent for the three months ended September 30, 2026 as compared to the same period in 2025.

Interest expense, net. Interest expense, net increased by $2.4 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to additional borrowings used to finance acquisitions.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Other income (expense), net. Other income, net was $1.0 million for the three months ended September 30, 2026 as compared to Other (expense), net of $0.8 million for the three months ended September 30, 2025, primarily due to changes in foreign currency exchange rates.

Provision for income taxes. Provision for income taxes was $7.9 million for the three months ended September 30, 2026 compared to $3.9 million for the three months ended September 30, 2025. The effective tax rate was 33.2% for the three months ended September 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 26.3% for the three months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

Comparison of Nine months ended September 30, 2026 to Nine months ended September 30, 2025

Net sales. Product segment net sales increased by $127.7 million, or 32.6%, from $391.7 million to $519.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases of $114.8 million from current and prior year acquisitions, $7.6 million from EOD products, $3.2 million from crowd control products, and $2.1 million from chemiluminescent solutions. Distribution segment net sales decreased by $8.9 million, or 11.0%, from $79.9 million to $71.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower demand for hard and soft goods.

Cost of goods sold and gross profit. Product segment cost of goods sold increased by $77.5 million, or 34.9%, from $222.2 million to $299.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to current and prior year acquisitions, inventory step-up amortization and increased costs to manufacture product, partially offset by continuous improvement projects. Product segment gross profit as a percentage of net sales decreased by 97 basis points to 42.3% for the nine months ended September 30, 2026 from 43.3% for the nine months ended September 30, 2025, mainly driven by an increase in inventory step-up amortization, partially offset by favorable pricing, net of material inflation.

Distribution segment cost of goods sold decreased by $6.9 million, or 11.1%, from $62.3 million to $55.4 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to decreased volume. Distribution segment gross profit as a percentage of net sales increased by 8 basis points to 22.1% for the nine months ended September 30, 2026 from 22.0% for the nine months ended September 30, 2025, mainly driven by favorable mix.

Selling, general and administrative. Selling, general and administrative increased by $38.4 million, or 29.0%, for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to current and prior year acquisitions and higher employee compensation and associated benefits.

Restructuring and transaction costs. Restructuring and transaction costs decreased by $2.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher transaction costs incurred in 2025 associated with acquisitions.

Related party expense. Related party expense, which primarily consists of one-time fees paid to related parties for transaction related services, increased by $0.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a $1.0 million increase in transaction fees paid to Kanders & Company, Inc., a company controlled by our Chief Executive Officer, in connection with acquisitions.

Interest expense, net. Interest expense, net increased by $5.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to additional borrowings used to finance acquisitions.

Other income (expense), net. Other income, net was $0.1 million for the nine months ended September 30, 2026 as compared to Other income, net of $6.6 million for the nine months ended September 30, 2025, primarily due to changes in foreign currency exchange rates.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Provision for income taxes. Provision for income taxes was $14.3 million for the nine months ended September 30, 2026 compared to $12.3 million for the nine months ended September 30, 2025. The effective tax rate was 32.8% for the nine months ended September 30, 2026 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation. The effective tax rate was 27.5% for the nine months ended September 30, 2025 and was higher than the statutory rate primarily due to state taxes and non-deductible executive compensation.

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

The table below presents our EBITDA and Adjusted EBITDA reconciled to the most comparable GAAP financial measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$15,985	$10,941	$29,367	$32,400
Add back:
Depreciation and amortization	6,436	5,376	18,335	13,908
Interest expense, net	5,405	3,028	14,695	8,849
Provision for income taxes	7,945	3,903	14,308	12,261
EBITDA	$35,771	$23,248	$76,705	$67,418
Add back:
Restructuring and transaction costs(1)	863	2,216	6,158	7,240
Other (income) expense, net(2)	(984)	802	(66)	(6,599)
Stock-based compensation expense(3)	5,066	2,447	9,952	6,840
Stock-based compensation payroll tax expense(4)	16	—	146	92
Amortization of inventory step-up(5)	155	470	5,076	826
Contingent consideration expense(6)	185	632	6,051	1,489
Impairment expense(7)	—	—	148	—
Adjusted EBITDA	$41,072	$29,815	$104,170	$77,306
(1)	Reflects the “Restructuring and transaction costs” line item on our condensed consolidated statements of operations and comprehensive income, which primarily includes transaction costs composed of legal and consulting fees. In addition, this line item reflects a $2.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of TYR for the nine months

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ended September 30, 2026 and a $1.0 million fee paid to Kanders & Company, Inc. for services related to the acquisition of Zircaloy for the nine months ended September 30, 2025, which is included in related party expense in the Company’s condensed consolidated statements of operations and comprehensive income.
(2)	Reflects the “Other income (expense), net” line item on our condensed consolidated statement of operations and comprehensive income, and primarily includes gains and losses due to fluctuations in foreign currency exchange rates.
(3)	Reflects compensation expense related to equity classified stock-based compensation plans.
(4)	Reflects payroll taxes associated with vested stock-based compensation awards.
(5)	Reflects amortization expense related to the step-up of inventory adjustment recorded as a result of acquisitions.
(6)	Reflects contingent consideration expense related to the acquisition of ICOR and TYR.
(7)	Reflects non-cash write-down of individual fixed assets.

Adjusted EBITDA increased by $11.3 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to an increase in gross profit from current year acquisitions and pre-existing businesses, partially offset by an increase in selling, general and administrative expenses from current year acquisitions. Adjusted EBITDA increased by $26.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to an increase in gross profit from current and prior year acquisitions, partially offset by an increase in selling, general and administrative expenses from current and prior year acquisitions.

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

For the nine months ended September 30, 2026, net cash provided by operating activities totaled $67.6 million and as of September 30, 2026, cash and cash equivalents totaled $63.9 million. We believe that our cash flows from operations and cash on hand, and available borrowing capacity under our existing credit facilities (as described below) will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including future acquisitions and investments in our manufacturing facilities and equipment. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us, if at all.

Debt

As of September 30, 2026 and December 31, 2025, we had $369.5 million and $307.3 million in outstanding debt, net of debt discounts and debt issuance costs, respectively, primarily related to the term loan facilities.

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

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

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

The 2024 Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the 2024 Borrower or any 2024 Guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, dispositions, and mandatory prepayments in connection with certain liquidity events. Additionally, the 2024 Credit Agreement contains certain restrictive debt covenants, which require us to: (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, starting with the quarter ended December 31, 2024, which is to be determined for each quarter end on a trailing four quarter basis and (ii) maintain a quarterly maximum consolidated total net leverage ratio of 4.00 to 1.00 from the quarter ended December 31, 2024 until the quarter ended March 31, 2026, and thereafter 3.50 to 1.00, which is in each case to be determined on a trailing four quarter basis; provided that under certain circumstances and subject to certain limitations, in the event of a material acquisition, we may temporarily increase the consolidated total net leverage ratio by up to 0.50 to 1.00 for four fiscal quarters following such acquisition, subject to a maximum consolidated total net leverage ratio of 4.00 to 1.00. Furthermore, the 2024 Credit Agreement also includes customary events of default, including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payments on other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the 2024 Credit Agreement may be accelerated, and the Lenders could foreclose on their security interests in the assets of the 2024 Borrower and the Guarantors. As of October 30, 2026, there were no amounts outstanding under the 2024 Revolving Loan.

The foregoing description of the 2024 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2024, and is incorporated herein by reference as though fully set forth herein.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

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

There were no amounts outstanding under the 2024 Revolving Loan as of September 30, 2026 and December 31, 2025, respectively.

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

There were no amounts outstanding under the Revolving Canadian Loan as of September 30, 2026 and December 31, 2025.

The Canadian Loan Agreement also contains customary representations and warranties, and affirmative and negative covenants, including, among others, limitations on additional indebtedness, entry into new lines of business, entry into guarantee agreements, making of any loans or advances to, or investments in, any other person, restrictions on liens on the assets of the Canadian Borrowers and mergers, transfers of assets and acquisitions. The Canadian Loan Agreement and Note also contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other indebtedness, bankruptcy and insolvency events, judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Canadian Loan Agreement may be accelerated. As of October 30, 2026, there were no amounts outstanding under the Revolving Canadian Loan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$67,585	$42,455
Net cash used in investing activities	(174,623)	(93,166)
Net cash provided by financing activities	50,126	75,352
Effects of foreign exchange rates on cash, cash equivalents and restricted cash	(703)	1,301
Change in cash, cash equivalents and restricted cash	(57,615)	25,942
Cash, cash equivalents and restricted cash, beginning of period	125,327	124,933
Cash, cash equivalents and restricted cash, end of period	$67,712	$150,875

Net cash provided by operating activities

During the nine months ended September 30, 2026, net cash provided by operating activities of $67.6 million resulted primarily from net income of $29.4 million, add-backs to net income of $18.3 million for depreciation and amortization, $5.1 million for amortization of inventory step-up, $10.0 million for stock-based compensation, $6.1 million for remeasurement of contingent consideration, and $1.6 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by an increase in accounts receivable of $6.2 million, an increase in inventories of $6.3 million, an increase in prepaid expenses and other assets of $3.8 million, and an increase in accounts payable and other liabilities of $14.8 million.

During the nine months ended September 30, 2025, net cash provided by operating activities of $42.5 million resulted primarily from net income of $32.4 million, add-backs to net income of $13.9 million for depreciation and amortization, and $6.8 million for stock-based compensation, primarily offset by deductions to net income of $4.2 million for deferred income taxes, $2.3 million for unrealized foreign currency transaction gains and $7.7 million for changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts receivable of $19.4 million, an increase in inventories of $14.8 million and a decrease in accounts payable and other liabilities of $16.9 million.

Net cash used in investing activities

During the nine months ended September 30, 2026, we used $174.6 million of cash in investing activities, primarily consisting of $154.5 million for the acquisition of TYR, $10.3 million for the acquisition of Alien Gear, and $9.2 million for the purchase of property and equipment.

During the nine months ended September 30, 2025, we used $93.2 million of cash in investing activities, primarily consisting of $89.6 million for the acquisition of Zircaloy.

Net cash provided by financing activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $50.1 million resulted primarily from proceeds from term debt of $75.0 million, partially offset by principal payments on term loans of $13.1 million and dividends distributed of $12.8 million.

During the nine months ended September 30, 2025, net cash provided by financing activities of $75.4 million resulted primarily from proceeds from term loans of $97.5 million, partially offset by principal payments on term loans of $9.7 million and dividends distributed of $11.6 million.

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Contractual Obligations

Our long-term contractual obligations generally include our debt and related interest payments and operating and finance lease payments for our property and equipment, and are expected to be funded from cash-on-hand, cash from operations and availability under our existing credit facilities. There were no significant changes to our contractual obligations from those disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Recently Adopted and Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition or results of operations due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for speculative or trading purposes. Except for certain financing and hedging activities during the second quarter of 2026, as disclosed herein, there have been no material changes in our market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Interest rate risk

Changes in interest rates affect the amount of interest expense we are required to pay on our floating rate debt. As of September 30, 2026, we had $370.8 million in outstanding floating rate debt, which bears interest at one-month SOFR (3.91% as of September 30, 2026) plus applicable margin.

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

We performed a sensitivity analysis on the principal amount of debt as of September 30, 2026, as well as the effect of our Swap Agreements. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. On an annual basis, a change of 100 basis points in the applicable interest rate would cause a change in interest expense of $3.7 million on the principal amount of debt and a $1.9 million change in interest expense when including the effect of our Swap Agreements.

As of September 30, 2026, we had the following Swap Agreements (in thousands):

Effective Date	Notional Amount	Fixed Rate
February 14, 2025 through December 20, 2029	$35,930	4.080%
April 7, 2025 through December 20, 2029	$46,250	3.545%
July 31, 2025 through December 20, 2029	$93,750	3.449%

During the three months ended September 30, 2026, two Swap Agreements with aggregate notional amounts of $118.1 million expired in accordance with their contractual terms.

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

CADRE HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(in thousands, except share and per share amounts)

Significant currency fluctuations could impact the comparability of our results of operations between periods. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net sales to increase or decrease by approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2026, respectively. A 10% increase or decrease in the value of the Canadian dollar to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.1 million and $0.1 million for the three and nine months ended September 30, 2026, respectively, excluding unrealized gains or losses from remeasurement. A 10% increase or decrease in the value of the Mexican peso to the U.S. dollar would have caused our reported net income to increase or decrease by approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, excluding unrealized gains or losses from remeasurement and the impact of cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2026. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were effective.

Changes in Internal Control over Financial Reporting

The Company acquired TYR on January 30, 2026 and acquired Alien Gear on April 7, 2026. The Company is currently in the process of integrating TYR and Alien Gear into the Company’s internal controls over financial reporting. Other than the continued integration of TYR and Alien Gear, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Loan Agreement, dated as of July 23, 2026, by and among Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC, as borrowers, Safariland, LLC, as guarantor, and PNC Bank Canada Branch, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2026).

10.2

Amended and Restated Revolving Line of Credit Note, dated as of July 23, 2026, made by Med-Eng Holdings ULC, Pacific Safety Products Inc., ICOR Technology Inc. and TYR Tactical Canada ULC in favor of PNC Bank Canada Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2026).

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

CADRE HOLDINGS, INC.
Date: November 4, 2026	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Blaine Browers
	Name:	Blaine Browers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)